Form 10QSB
period 1997-09-30
SHS BANCORP INC
filed 1997-11-14
CIK 1041286

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                               FORM 10 - QSB


 (X)    QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1997


 ( )   TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
       SECURITIES EXCHANGE ACT

               For the transition period from         to
                                             -------     ------

                       Commission File Number 0-22901
                       --------------------------------

                                SHS Bancorp, Inc.
                                -----------------
              (Exact name of registrant as specified in its charter)

 Pennsylvania                                     23-2912920
--------------                                   ------------
(State or other jurisdiction of        (IRS Employer Identification No.)
 incorporation or organization)

                      112 Federal Street, Pittsburgh PA 15212
                      ---------------------------------------
                      (Address of principal executive offices)

                                  (412) 231-0809
                                  --------------
                (Registrant's telephone number, including area code)

 Check whether the issuer (l) filed all reports required to be  filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ( X )  No (  )

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

                 Class:  Common Stock, par value $.01 per share
                   Outstanding at November 11, 1997:  819,950

                             SHS BANCORP, INC.

                                  INDEX
                                                                   Page
                                                                  Number
                                                                  ------
 PART I - FINANCIAL INFORMATION

 Item 1.  Financial Statements

          Consolidated Balance Sheet (Unaudited)
          as of September 30, 1997 and December 31, 1996             3

          Consolidated Statement of Income (Unaudited)
          for the Nine Months ended September 30, 1997 and 1996      4

          Consolidated Statement of Income (Unaudited)
          for the Three Months ended September 30, 1997 and 1996     5

          Consolidated Statement of Cash Flows (Unaudited)
          for the Nine Months ended September 30, 1997 and 1996     6-7

          Notes to Unaudited Consolidated Financial Statements      8-9

 Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations            10-14

 PART II - OTHER INFORMATION

 Item 1.  Legal Proceedings                                          15

 Item 2.  Changes in Securities                                      15

 Item 3.  Default Upon Senior Securities                             15

 Item 4.  Submissions of Matters to a Vote of Security Holder        15

 Item 5.  Other Information                                          15

 Item 6.  Exhibits and Reports on Form 8 - k                         15

 SIGNATURES                                                          15

                              SHS Bancorp
                   Consolidated Balance Sheet (Unaudited)

                                            September 30,       December 31,
                                                1997                1996
                                            ------------        ------------
ASSETS
  Cash and due from banks                   $    577,700        $    584,634
  Interest - bearing deposits with
    other banks                                6,575,635           1,516,281


  Investment securities available for sale       314,847             826,407
  Investment securities held to maturity
    (market value of $2,727,577 and
    $1,918,242)                                2,686,980           1,917,929
  Mortgage - backed securities available
    for sale                                   2,190,582           2,430,439
  Mortgage - backed securities held to
    maturity (market value of $16,307,458
    and $17,249,409)                          15,981,744          17,126,963
  Loans receivable (net of allowance for
    loan losses of $429,387 and $415,426)     57,630,510          54,789,033
  Accrued interest receivable                    555,216             498,502
  Real estate owned                               12,500              12,500
  Premises and equipment                         742,684             787,378
  Federal Home Loan Bank stock                   607,022             594,722
  Other assets                                   584,386             603,153
                                            ------------        ------------

      TOTAL ASSETS                          $ 88,459,806        $ 81,687,941
                                            ============        ============

LIABILITIES
  Deposits                                  $ 64,980,931        $ 64,294,119
  Advances by borrowers for taxes and
    insurance                                    530,322           1,062,206
  Collateralized mortgage obligation           1,699,124           6,937,405
  Borrowed funds                               8,962,111           3,772,036
  Accrued interest payable                       135,513             161,240
  Other liabilities                              354,657             620,918
                                            ------------        ------------
      TOTAL LIABILITIES                       76,662,658          76,847,924
                                            ------------        ------------

STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value; 5,000,000
    shares authorized; none outstanding                -                   -
  Common stock, $.01 par value; 10,000,000
    shares authorized, 819,950 issued              8,200                   -
  Additional paid - in capital                 7,703,790                   -
  Retained earnings - substantially
    restricted                                 4,775,011           4,889,486
  Net unrealized gain (loss) on securities         9,215              (6,361)
  Unearned shares held by Employee
    Stock Ownership Plan                        (655,960)                  -
  Pension adjustment                             (43,108)            (43,108)
                                            ------------        ------------
      TOTAL STOCKHOLDERS' EQUITY              11,797,148           4,840,017
                                            ------------        ------------

      TOTAL LIABILITIES AND STOCKHOLDERS'
        EQUITY                             $ 88,459,806        $ 81,687,941
                                            ============        ============

See accompanying notes to the unaudited consolidated financial statements.

                                SHS Bancorp
                   Consolidated Statement of Income (Unaudited)

                                               Nine Months Ended September 30,
                                                   1997               1996
                                               ------------        -----------
INTEREST AND DIVIDEND INCOME
   Loans receivable                            $  3,554,122        $ 3,365,094
   Interest - bearing deposits
     with other banks                               103,743             73,715
   Investment securities                            139,788            136,079
   Mortgage - backed securities                   1,027,396          1,136,260
   Dividends on Federal Home Loan Bank stock         28,760             28,148
                                               ------------        -----------
       Total interest and dividend income         4,853,809          4,739,296
                                               ------------        -----------

INTEREST EXPENSE
   Deposits                                       2,358,705          2,308,439
   Advances by borrowers for taxes
     and insurance                                    9,722             11,642
   Collateralized mortgage obligation               296,748            713,613
   Borrowed funds                                   387,848            105,761
                                               ------------        -----------
       Total interest expense                     3,053,023          3,139,455
                                               ------------        -----------

NET INTEREST INCOME                               1,800,786          1,599,841

Provision for loan losses                            69,734             67,911
                                               ------------        -----------

NET INTEREST INCOME AFTER PROVISION
   FOR LOAN LOSSES                                1,731,052          1,531,930
                                               ------------        -----------

OTHER INCOME
   Loan fees and service charges                     48,015             52,775
   Net securities gains                             122,676            892,985
   Other income                                      45,167             42,313
                                               ------------        -----------
       Total other income                           215,858            988,073
                                               ------------        -----------

OTHER EXPENSES
   Compensation and employee benefits               577,474            566,141
   Occupancy and equipment                          151,787            146,561
   Federal insurance premium                         31,067            543,852
   Data processing                                   75,108             67,461
   Real estate operations, net                       21,328             56,249
   Other operating expenses                         360,087            365,968
                                               ------------        -----------
       Total other expenses                       1,216,851          1,746,232
                                               ------------        -----------

Income before income taxes and
  extraordinary item                                730,059            773,771
Income tax expense                                  282,009            307,333
                                               ------------        -----------

Income before extraordinary item                    448,050            466,438
Extraordinary Item, net of tax:
   Loss from the early extinguishment of debt      (562,525)                 -
                                               ------------        -----------

NET INCOME (LOSS)                              $   (114,475)       $   466,438
                                               ============        ===========

Earnings per share (since inception
  September 30, 1997)                                   N/A               N/A

See accompanying notes to the unaudited consolidated financial statements.

                                  SHS Bancorp
                    Consolidated Statement of Income (Unaudited)

                                               Three Months Ended September 30,
                                                   1997               1996
                                               ------------        -----------
INTEREST AND DIVIDEND INCOME
   Loans receivable                            $  1,197,161        $ 1,134,984
   Interest - bearing deposits with
     other banks                                     42,652             21,265
   Investment securities                             55,905             28,393
   Mortgage - backed securities                     332,842            365,401
   Dividends on Federal Home Loan Bank stock          9,754              9,530
                                               ------------        -----------
       Total interest and dividend income         1,638,314          1,559,573
                                               ------------        -----------

INTEREST EXPENSE
   Deposits                                         820,488            744,094
   Advances by borrowers for taxes
     and insurance                                    3,332              3,940
   Collateralized mortgage obligation                55,736            223,924
   Borrowed funds                                   152,610             40,331
                                               ------------        -----------
       Total interest expense                     1,032,166          1,012,289
                                               ------------        -----------

NET INTEREST INCOME                                 606,148            547,284

Provision for loan losses                                 -             20,842
                                               ------------        -----------

NET INTEREST INCOME AFTER PROVISION
   FOR LOAN LOSSES                                  606,148            526,442
                                               ------------        -----------
OTHER INCOME
   Loan fees and service charges                     11,820             17,344
   Net securities gains                                   -            854,627
   Other income                                      14,822             13,301
                                               ------------        -----------
       Total other income                            26,642            885,272
                                               ------------        -----------
OTHER EXPENSES
   Compensation and employee benefits               198,450            181,110
   Occupancy and equipment                           47,423             50,437
   Federal insurance premium                         10,344            458,234
   Data processing                                   23,346             21,077
   Real estate operations, net                        1,125             61,235
   Other operating expenses                         113,576            123,985
                                               ------------        -----------
       Total other expenses                         394,264            896,078
                                               ------------        -----------

Income before income taxes                          238,526            515,636
Income tax expense                                   92,003            214,456
                                               ------------        -----------

Income before extraordinary item                    146,523            301,180
Extraordinary Item, net of tax:
   Loss from the early extinguishment of debt             -                  -
                                               ------------        -----------

NET INCOME                                     $    146,523        $   301,180
                                               ============        ===========
Earnings per share (since inception
  September 30, 1997)                                   N/A                N/A

See accompanying notes to the unaudited consolidated financial statements.

                               SHS Bancorp
            Consolidated Statement of Cash Flows (Unaudited)

                                              Nine Months Ended September 30,
                                                  1997               1996
                                              ------------        -----------
OPERATING ACTIVITIES
Net income (loss)                             $   (114,475)       $   466,438
Adjustments to reconcile net income (loss)
 to net cash provided by operating activities:
   Provision for losses on loans and
     real estate owned                              69,734             76,572
   Depreciation and amortization                   178,011            266,145
   Net securities gains                           (123,076)          (892,984)
   Loss on extinguishment of debt                  963,062                  -
   Net losses on sale of real estate owned               -              6,623
   Deferred income taxes                          (395,544)          (112,746)
   (Increase) decrease in accrued interest
     receivable                                    (56,714)            43,303
   (Decrease) increase in accrued interest
     payable                                       (25,727)               406
   Other, net                                       29,747            294,500
                                              ------------        -----------
       Net cash provided by
         operating activities                      525,018            148,257
                                              ------------        -----------
INVESTING ACTIVITIES
   Investment securities available for sale:
      Purchases                                   (996,094)                 -
      Proceeds from sales                        1,623,601          1,112,848
      Maturities and repayments                      9,788             70,846
   Investment securities held to maturity:
      Purchases                                 (2,499,531)        (3,962,355)
      Maturities and repayments                  1,730,480          5,419,774
   Mortgage - backed securities available
     for sale:
      Purchases                                          -                  -
      Proceeds from sales                                -                  -
      Maturities and repayments                    256,977            236,936
   Mortgage - backed securities held to maturity:
      Purchases                                 (2,329,683)        (2,680,970)
      Maturities and repayments                  3,463,172          3,709,322
   Net increase in loans receivable             (2,911,211)        (1,681,769)
   Purchase of Federal Home Loan Bank stock        (12,300)            (3,422)
   Purchases of premises and equipment, net        (14,439)          (510,378)
   Proceeds from sales of real estate owned              -            294,859
                                              ------------        -----------
       Net cash provided by (used for)
         investing activities                   (1,679,240)         2,005,691
                                              ------------        -----------

See accompanying notes to the unaudited consolidated financial statements.

                               SHS Bancorp
            Consolidated Statement of Cash Flows (Unaudited)

                                              Nine Months Ended September 30,
                                                  1997               1996
                                              ------------        -----------
FINANCING ACTIVITIES
   Net increase (decrease) in deposits        $    686,812        $(3,678,157)
   Decrease in advances by borrowers
     for taxes and insurance                      (531,884)          (616,933)
   Collateralized mortgage obligation payments  (6,194,391)        (1,170,348)
   Proceeds from borrowed funds                  5,500,000          3,800,000
   Repayment of borrowed funds                    (309,925)        (1,500,000)
   Proceeds from stock issuance                  7,056,030                  -
                                              ------------        -----------
       Net cash provided by (used for)
         financing activities                    6,206,642         (3,165,438)
                                              ------------        -----------
       Increase (decrease) in cash and
         cash equivalents                        5,052,420         (1,011,490)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR                              2,100,915          1,703,240
                                              ------------        -----------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                               $  7,153,335        $   691,750
                                              ============        ===========

SUPPLEMENTAL CASH FLOW DISCLOSURE
   Cash paid during the year for:
      Interest on deposits and borrowings     $  3,078,750        $ 3,139,049
      Income Taxes                                 375,210            402,750
   Non - cash items:
      Loans transferred to real estate owned             -            129,750
      Loans to facilitate the sale of real
        estate owned                                     -            638,750


See accompanying notes to the unaudited consolidated financial statements.

                               SHS BANCORP, INC.
                 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION
------------------------------

The consolidated financial statements of SHS Bancorp, Inc. (the "Company"), includes its wholly-owned subsidiary, Spring Hill Savings Bank, FSB (the "Savings Bank"), and the Savings Bank's wholly-owned subsidiary, Spring Hill Funding Corporation ("SHFC") a limited purpose finance subsidiary. All significant intercompany balances and transactions have been eliminated.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not necessarily include all information that would be included in audited financial statements. The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results of operations. All such adjustments are of a normal recurring nature with the exception of the extraordinary expense realized on the early extinguishment of debt. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1996 which are included on Form SB-2 (file no. 333-30231).

NOTE 2 - CONVERSION TO STOCK FORM OF OWNERSHIP AND FORMATION OF A
         HOLDING COMPANY
-----------------------------------------------------------------

On April 16, 1997, the Board of Directors of the Savings Bank approved a plan of conversion whereby the Savings Bank was to convert from a federally chartered mutual savings bank to a federally chartered stock savings bank and simultaneously reorganized into a holding company form of organization (collectively, the "Conversion"). After approval by the regulatory authorities and the Savings Bank's members, the Conversion was completed on September 30, 1997 and as a result, the holding company was formed (the "Company") and the Savings Bank became a wholly-owned subsidiary of the Company.

In connection with the Conversion on September 30, 1997, the Company completed the sale of 819,950 shares of common stock (the "Offering") at $10 per share. From the proceeds, $8,200 was allocated to common stock based on a par value of $.01 per share and $7,703,790, which is net of conversion costs of $487,510, was allocated to additional paid in capital.

NOTE 3 - EARNINGS PER SHARE

Earnings per share were not meaningful as the shares were only outstanding on September 30, 1997.

NOTE 4 - PENDING ACCOUNTING STANDARDS
-------------------------------------

Earnings Per Share. SFAS No. 128, "Earnings Per Share," standardizes the international calculation for earnings per share and requires companies with complex capital structures that have publicly held common stock or potential common stock to present both basic and diluted earnings per share on the face of the income statement. SFAS No. 128 becomes effective for periods ending after December 31, 1997 The Savings Bank does not expect adoption of SFAS No. 128 to have a material impact on the Savings Bank's results of operations or financial position.

Comprehensive Income. SFAS No. 130, "Reporting Comprehensive Income," issued in July 1997, establishes standards for reporting and presentation of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. It requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is presented with the same prominence as other financial statements.
SFAS No. 130 requires that companies (i) classify items of other comprehensive income by their nature in a financial statement and (ii) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the statement of financial condition. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comprehensive purposes is required.

                            SHS BANCORP, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATION

COMPARISON  OF  FINANCIAL  CONDITION  AT SEPTEMBER  30, 1997  AND
DECEMBER 31, 1996
-----------------------------------------------------------------------------

On April 16, 1997, the Board of Directors of the Savings Bank approved a plan of conversion whereby the Savings Bank was to convert from a federally chartered mutual savings bank to a federally chartered stock savings bank and simultaneously reorganized into a holding company form of organization (collectively, the "Conversion"). The Conversion was completed on September
30, 1997 and as a result, the holding company was formed (the   "Company")
and the Savings Bank became a wholly-owned subsidiary of the Company. In connection with the Conversion, the Company completed the sale of 819,950 shares (the "Offering") at $10 per share and received proceeds of $7,056,030, which is net of conversion costs of $487,510 and $655,960 loaned to the Savings Bank's ESOP for the purchase of shares in the Offering. The Company transferred $4,400,000 of the net proceeds to the Savings Bank for the purchase of all of the capital stock of the Savings Bank.

Total assets increased by approximately $6,772,000 to $88,460,000 at September
30, 1997 from $81,688,000 at December 31, 1996.   Much of the increase in
assets was related to the Offering. Interest bearing deposits with other banks increased by approximately $5,059,000 to $6,576,000 at September 30, 1997 from $1,516,000 at December 31, 1996. This increase represented a significant portion of the cash received in connection with the subscription of orders received for the purchase of the Common Stock in the Offering.

Loans receivable increased $2,842,000 from $54,789,000 at December 31, 1996 to
$57,631,000 at September 30, 1997.   This loan growth was funded through a
combination of drawing on cash equivalents and principal repayments from mortgage-backed securities which declined $1,385,000 over the period. Investment securities increased a moderate $258,000 over the period from $2,744,000 to $3,002,000.

Total liabilities decreased a negligible 0.2% over the period from $76,848,000 to $76,663,000. Deposits increased $687,000 from $64,294,000 at
December 31, 1996 to $64,981,000 at September 30, 1997 due entirely to increases in certificates of deposit. Deposit growth was realized over the period even with the net withdrawal of $1,032,000 in deposits in September principally for the purpose of purchasing the Common Stock. The decline in advances by borrowers for taxes and insurance results from a timing difference in the monthly receipt of these escrowed funds from the Savings Bank's mortgage customers and the payment of the respective properties taxes.

The decline in the Collateralized Mortgage Obligation (CMO) was primarily the result of the Savings Bank's purchase, on March 7, 1997, of the Class C bond of the Collateralized Mortgage Obligation previously issued by SHFC in 1987. The bond was purchased from a third party investor for $4,929,000, which represented the remaining principal balance of $4,800,000 and a
$129,000 premium on the principal balance. (See Extraordinary Charge below). The total amount of the purchase was funded through the use of lower cost borrowed funds from the Federal Home Loan Bank (FHLB). The debt extinguishment was executed in order to reduce the high cost of these
borrowings.  Apart from the repurchase and   debt extinguishment, the CMO was
reduced an additional $1,182,000 from the regular principal pay down on the underlying collateral over the period.

COMPARISON OF THE RESULTS OF THE OPERATIONS FOR THE NINE MONTHS
ENDED SEPTEMBER 30, 1997 AND 1996
---------------------------------------------------------------

Net Income. The Savings Bank incurred a net loss for the nine months ended September 30, 1997 of $114,000, compared to net income of $466,000 for the same period in 1996. The loss in 1997 was the result of an extraordinary charge of $563,000 (net of related income tax benefit of $400,000) that was recorded in the three month period ended March 31, 1997. The extraordinary loss was recorded upon the purchase and extinguishment of a significant portion of the Savings Bank's CMO debt issuance.

Net Interest Income. Net interest income increased $201,000, or 12.6%, for the nine months ended September 30, 1997 compared to the nine months ended September 30, 1996. The improved net interest income is the result of an increase in the interest rate spread which resulted primarily from lower funding costs through the changes to the composition of liabilities. This improved liability structure has reduced total interest expense.

Interest Income. Total interest income increased $115,000 for the first nine months of 1997 compared to the first nine months of 1996. The increase in interest income was in part the result of an increase in the level of interest-earning assets. Interest income on loans receivable rose by $189,000 between the two periods as a result of the ongoing growth of the loan portfolio. Interest income on loans receivable would have rose more except for the increase in the reserve for uncollected interest which rose $24,000 more during the first nine months of 1997 as compared to 1996. This increase in the reserve for uncollected interest was the result of an increase in the level of nonaccrual loans. (See Risk Elements). Interest on mortgaged backed securities declined $109,000 as a result of lower holdings of these investments. Interest income on deposits with other banks rose $30,000 as a result of higher balances from the proceeds of the subscription offerings received for the purpose of purchasing common stock in the offering.

Interest Expense.  Total interest expense declined $86,000 for the nine months ended September 30, 1997 to $3,053,000 as compared to the same period in 1996. The reduction in interest expense was the result of replacing the higher cost CMO debt with lower cost advance borrowings from the FHLB. Reductions to the outstanding balance of the CMO resulted in declines to the
related interest expense of  $417,000.   The CMO balance was reduced from
regular principal amortization and the extinguishment of a portion of the debt through the repurchase of one class of bonds of the issue on March 7, 1997. The reduced interest expense on the CMO was partially offset by higher advance costs, as interest expense on borrowed funds rose $282,000 to $388,000 for the comparable period in 1997. Interest expense on deposits rose $50,000 between the two periods of which $16,000 was interest paid on the subscription funds received in the Conversion. The remainder of the increase was primarily the result of higher deposit balances, predominately certificates of deposit.

Provision for Loan Losses. Provisions for loan losses totaled $70,000 during for the nine months ended September 30, 1997 compared to $68,000 during the
same period in 1996.   Provisions were made as a result of management's
reevaluation of individual loans, including loans to a borrower in bankruptcy, the level of delinquencies, the increase in volume and change to the composition in loans receivable, and the level of net loan charge-offs.

Non-interest Income. Noninterest income decreased $772,000 to $216,000 for the nine months ended September 30, 1997 compared to $988,000 for the same
period in 1996.   The decrease was the result of larger one-time gains of
$902,000 from the disposition of the Savings Bank's investment in CMO residual securities in 1996 versus a one-time gain of $121,000 realized in the first quarter of 1997 from the disposition of the last remaining CMO residual investment that was owned by the Savings Bank.

Non-interest  Expense.   Total non-interest expense declined by $529,000 to
$1,217,000 in 1997 compared to $1,746,000 in 1996.   This decline was due
primarily to a reduction in federal deposit insurance premiums of $513,000. Deposit insurance costs in 1996 included a one-time assessment of $414,000 pursuant to legislation to capitalize the SAIF to a reserve level of 1.25%. Additionally, deposit insurance premiums decreased between the periods as a result of the change in the deposit premium costs for savings associations following the recapitalization of the SAIF and secondarily due to an
improvement in the Savings  Bank's risk  classification.   Non-interest
expense was also favorably affected by lower real estate and repossessed asset expenses and related losses which declined $35,000 to $21,000 for the nine month period ending September 30, 1997.

Income Taxes. Income tax expense declined $25,000 to $282,000 in 1997 as a result of lower levels of pre-tax income and a slightly lower tax accrual rate.

Extraordinary Charge. Net income during the nine months ended September 30, 1997 was adversely affected by a $963,000 charge ($563,000 net of related income tax benefit) taken in connection with the extinguishment of the class C
bond of the Savings Bank's CMO debt issuance.   The pretax loss was comprised
of $727,000 from acceleration of the original issue discount, $129,000 in the form of the premium paid to repurchase the bond and $107,000 in charges associated with accelerating the portion of deferred debt issuance costs related to the bond.

COMPARISON OF THE RESULTS OF THE OPERATIONS FOR THE THREE  MONTHS
ENDED SEPTEMBER 30,1997 AND 1996
-----------------------------------------------------------------

Net Income. Net income decreased $154,000 or 51% to $147,000 for the three months ending September 30 ,1997 as compared to $301,000 for the same period
in 1996.   This decline was the result of the unusual net securities gains that were realized for the three month period in 1996, which were partially offset by a reduction in non-interest expense and income taxes.

Net Interest Income. Net interest income increased $59,000, or 10.8%, from $547,000 for the three months ended September 30, 1996 to $606,000 for the same period in 1997. The improved net interest income is the result of an increase in the interest rate spread. This increase in the interest rate spread was primarily the result of the improved liability structure from replacing the higher costing CMO debt with lower costing FHLB advances. This combined interest expense on the CMO debt and FHLB borrowings declined $56,000 between the two periods despite an increase to their combined average balances of $1,110,000. The result was that the average cost of funds on the combined CMO debt and FHLB borrowings declined from 10.4% in the third quarter of 1996 to 7.4% in 1997.

Interest Income. Total interest and dividend income increased $78,000 for the three months ended September 30, 1997, or 5.0%, compared to the three months ended September 30, 1996. The increase in interest income was in part the result of an increase in the level of interest-earning assets. Interest income on loans receivable rose by $62,000 between the two periods as a result of the ongoing growth of the loan portfolio. Interest income on loans receivable would have rose more except for the increase in the reserve for uncollected interest which rose $20,000 more during the three months of 1997 as compared to 1996 and resulted from an increase in the level of loans on nonaccrual. (See Risk Elements). The decline in interest on mortgaged backed securities was partially offset by an increase in interest income on investment securities. Interest income on deposits with other banks rose $21,000 between the two periods as a result of the higher balance in these accounts from the subscription offerings received for the purpose of purchasing common stock in the Offering.

Interest Expense. Total interest expense increased $20,000 for the three months ended September 30, 1997 to $1,032,000 as compared to the same period in 1996. This increase in interest expense was the result of higher interest-bearing liability balances. The higher interest expense resulting from the higher interest-bearing liability balances was significantly offset by the decrease in the average rate paid on interest-bearing liabilities
between the two periods.   This resulted from replacing  the higher cost CMO
debt with lower cost advance borrowings from the FHLB. Reductions to the outstanding balances of the CMO resulted in declines to the related interest expense of $168,000. The CMO balance was reduced from regular principal amortization and the extinguishment of a portion of the debt. The reduced interest expense on the CMO was partially offset by higher advance costs, as interest expense on borrowed funds rose $112,000 to $153,000 for the comparable period in 1997. Interest expense on deposits rose $76,000 between the two periods of which $16,000 was interest paid on the subscription funds received in the Conversion. The remainder was the result of higher average deposit balances.

Provision for Loan Losses. No provision was made for the three months ended September 30, 1997 compared to $21,000 during the same period in 1996.

Non-interest Income.   Noninterest income decreased $858,000 to $27,000 for
the three months ended September 30, 1997 compared to $885,000 for the same
period in 1996.   The decrease was the result of a one-time gain of $864,000 that was realized in the third quarter of 1996 on the early redemption of two CMO residual investments.

Non-interest  Expense.   Total non-interest expense declined  by $502,000 to
$394,000 in 1997 compared to $896,000 in 1996.   This decline was due
primarily to a reduction in federal deposit insurance premiums of $448,000.
In  1996, the Savings Bank was assessed a one-time  premium of $414,000 for
the purpose of capitalizing the SAIF insurance fund.   As a result,  deposit
insurance premiums decreased between the periods by this amount and the resulting reduction of deposit premium costs for savings associations following the recapitalization of the SAIF and secondarily due to an improvement in the Saving's Bank's risk classification. Non-interest expense was also favorably affected by lower real estate and repossessed asset expenses and related losses which declined $60,000 to $1,000 for the three
month period ending September 30,  1997.   Compensation and employee benefits
expenses rose $17,000 between the two periods to $198,000 for the three months of 1997. This was only partly the result of higher salary expense which rose $7,000. An additional $7,000 increase to net compensation expenses was the result of a lower volume of originations, for which loan origination costs are credited against compensation expense.

Income Taxes. Income tax expense declined $122,000 to $92,000 in 1997 as a result of lower levels of pre-tax income and a slightly lower tax accrual rate.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company's primary sources of funds are the Savings Bank's deposits, amortization and prepayment of loans, maturities of, and repayments from investment securities, and funds provided from operations. While scheduled loan repayments are a relatively predictable source of funds, loan prepayments and deposit flows are influenced by general interest rates, economic conditions and competition. In light of these exogenous variables and to provide an adequate source of funding for its operations, the Savings Bank maintains a varying level of funds in overnight deposits, as well as a credit facility through the Federal Home Loan Bank ("FHLB") of Pittsburgh. This available credit arrangement with the FHLB includes a currently unused line of credit totaling $4,750,000. At September 30, 1997, the Savings Bank had outstanding term borrowings from the FHLB of $8,962,111.

Additionally, the Savings Bank is required to maintain liquidity in excess of prescribed minimum regulatory ratios of 5% long term and 1% short term. At September 30, 1997 these ratios were 13.3% and 9.4%, respectively.

At September 30, 1997, the Savings Bank had $1,215,000 in outstanding mortgage, credit lines and construction loan commitments. Management believes it has adequate sources to meet its funding requirements.

Management monitors risk-based capital and leverage ratios in order to assess compliance with regulatory guidelines. At September 30, 1997, the Savings Bank had risk-based capital of 23.7% and a leverage capital ratio of 10.68% of tangible assets. The Company's and Savings Bank's GAAP capital ratios were 13.34% and 10.69%, respectively.

RISK ELEMENTS
-------------

The table below presents information concerning nonperforming assets including nonaccrual loans, renegotiated loans, loans 90 days or more past due, other real estate owned, and repossessed assets. A loan is classified as nonaccrual when, in the opinion of management, there are serious doubts about the collectibility of interest and principal, generally when the loan becomes 90 days or more past due. At the time the accrual of interest is discontinued, future income is recognized as payments are received. Restructured loans are those loans for which terms have been renegotiated to provide for a deferral of principal and/or a reduction of interest as a result of deterioration in the borrowers' credit capacity.

                                            September 30,      December 31,
                                                1997               1996
                                            ------------       -----------
                                                 (dollars in thousands)

Loans on nonaccrual basis                   $      1,137       $     1,110
Loans past due 90 days or more                         5                 -
                                            ------------       -----------

     Total nonperforming loans                     1,142             1,110

Other real estate owned                               12                13
Repossessed assets                                    10                31
                                            ------------       -----------

Total nonperforming assets                  $      1,164       $     1,154
                                            ------------       -----------

Nonperforming loans as a percent of
  total loans                                      1.98%             2.03%
                                            ------------       -----------

Nonperforming assets as a percent of
  total assets                                     1.32%             1.41%
                                            ------------       -----------

Restructured loans                          $        100       $         -
                                            ------------       -----------

Potential problem loans                     $        281       $       287
                                            ------------       -----------

During the nine month period ended September 30, 1997, loans increased $2,841,000 and nonperforming loans increased $132,000 while the allowance for
loan losses increased $14,000 for the same period.   The percentage of
allowance for loan losses to loans outstanding declined slightly to .75% from .76% during this time period.

Potential problem loans consist of two loans to one borrower.   These loans
have been outstanding since April 1996 and April 1987.    Whereas management
believes that there is adequate collateral value to reduce the risk of potential loss, the payment patterns by the borrower are such that the loans are carried as potential problem loans since they exhibit risk of being reported as nonaccrual.

Provisions for loan losses are charged to operations to bring the total allowance for loan losses to a level considered by management to be adequate to provide for estimated losses based on management's evaluation of individual loans, economic factors, past loan loss experiences, changes in the composition and volume of the portfolio, and other relevant factors. Management believes the level of the allowance for loan losses at September 30, 1997 is sufficient; however, there can be no assurance that the current allowance for loan losses will be adequate to absorb all future losses.

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

The Company is involved only in routine legal proceedings occurring in the ordinary course of business which in the aggregate are believed by management to be immaterial to the financial condition of the Company.

ITEM 2.  Changes in Securities

         Not applicable

ITEM 3.  Defaults Upon Senior Securities

         Not applicable

ITEM 4.  Submission of Matters to a Vote of Security Holders

         Not applicable

ITEM 5.  Other Information

On August 28, 1997, management signed a lease on a new location for its North Shore office. The new location, while it is adjacent to the existing site, offers better visibility for the retail branch, a better grade building for the administrative functions and is comparable in gross rental cost.

Currently the Savings Bank is completing renovations to its Beechview office. These capitalized expenses are anticipated at up to $145,000. The increased depreciation expense from these improvements are not anticipated to have a material impact upon earnings.

The Savings Bank is in the process of closing its defined benefit plan in order to offset a portion of the anticipated increase to employee benefit expenses resulting from the Employee Stock Ownership Plan (ESOP).

ITEM 6.  Exhibits and Reports on Form 8-K

         Exhibit 27 - Financial Data Schedule

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   SHS BANCORP, INC.

Date:  November 12, 1997         By:  /s/ Thomas F. Angotti
                                   -------------------------
                                   Thomas F. Angotti
                                   President and Chief Executive Officer


Date:  November 12, 1997         By:  /s/ Vincent C. Ashoff
                                   -------------------------
                                   Vincent C. Ashoff
                                   Executive Vice President and
                                   Chief Financial Officer