Form 10KSB40
period 1997-12-31
SHS BANCORP INC
filed 1998-03-31
CIK 1041286

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                               FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Fiscal Year Ended December 31, 1997

                                OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    Commission File Number: 0-26556

                             SHS BANCORP, INC.
------------------------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)

             Pennsylvania                                       23-2912920
---------------------------------------------               ------------------
(State or other jurisdiction of incorporation               (I.R.S. Employer
or organization)                                              I.D. Number)

One North Shore Center, Ste. 120, Pittsburgh, Pennsylvania        15212
----------------------------------------------------------  ------------------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code:          (412) 231-0809
                                                            ------------------
Securities registered pursuant to Section 12(b) of the Act:       None
                                                            ------------------
Securities registered pursuant to Section 12(g) of the Act:
                                       Common Stock, par value $.01 per share
                                       ---------------------------------------
                                                 (Title of Class)

     Check whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days. YES   X    NO
                  -----     -----
     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-KSB or any amendments to this Form 10-KSB.   X
                                              -----
     The Registrant's revenues for the fiscal year under report were $6,795,000.

     As of March 23, 1998, there were issued and outstanding 819,950 shares of the Registrant's Common Stock. The Registrant's common stock is quoted on the OTC-Bulletin Board under the symbol "SHSB." Based on the average of the bid and ask prices, the aggregate value of the common stock outstanding held by the nonaffiliates of the Registrant on March 23, 1998 was $12,453,000 (711,593 shares at $17.50 per share).

               DOCUMENTS INCORPORATED BY REFERENCE

     1. Portions of Annual Report to Stockholders for the Fiscal Year Ended December 31, 1997 ("Annual Report") (Parts I and II).

     2. Portions of Definitive Proxy Statement for the 1998 Annual Meeting of Stockholders (Part III).

                              PART I
Item 1.  Business
-----------------
General

     SHS Bancorp, Inc. ("Company"), a Pennsylvania corporation, was organized in June 1997 for the purpose of becoming the holding company for Spring Hill Savings Bank, F.S.B. ("Savings Bank") upon its conversion from a federal mutual savings bank to a federal stock savings bank ("Conversion"). The Conversion was completed on September 30, 1997 through the issuance of 819,950 shares of common stock by the Company at a price of $10.00 per share.

     The Savings Bank, founded in 1893, is a federally chartered savings bank located in Pittsburgh, Pennsylvania. The Savings Bank is regulated by the Office of Thrift Supervision ("OTS"), its primary federal regulator, and the Federal Deposit Insurance Corporation ("FDIC"), the insurer of its deposits. The Savings Bank's deposits are federally insured by the FDIC under the Savings Association Insurance Fund ("SAIF"). The Savings Bank is a member of the Federal Home Loan Bank ("FHLB") System. The Savings Bank operates as a community-oriented financial institution that engages primarily in the business of attracting deposits from the general public and using those funds to originate residential mortgage loans within the Savings Bank's primary market area. The Savings Bank also originates multi-family, construction, commercial real estate and consumer loans.

Recent Developments

     In February 1998, the Savings Bank acquired property in the Brighton Heights area of Pittsburgh that had been occupied by another financial institution. The Savings Bank did not acquire any deposits in connection with the branch facility. The Savings Bank opened a branch office in this location on March 16, 1998.

Market Area

     The Savings Bank is headquartered in Pittsburgh, Pennsylvania and, effective March 16, 1998, operates four full-service offices in the city of Pittsburgh. Most of the Savings Bank's depositors reside in the communities surrounding the Savings Bank's offices and most of the Savings Bank's loans are made to borrowers residing in Allegheny County.

     Several large manufacturing firms are headquartered in the Pittsburgh area including USX Corp., H.J. Heinz Company and Aluminum Company of America. The largest employers in the Pittsburgh area also include USAirways, the University of Pittsburgh and the Mellon Bank Corporation. In addition, seven colleges and universities are also located in the Pittsburgh area. The economy in the Pittsburgh area experienced a significant restructuring during the early 1980s from a heavy manufacturing and industrial base (notably steel) to a more diversified, service-oriented economy. During this period, many of the area's industrial plants reduced their operations and staff or were closed. Although the economy in the Pittsburgh area has improved in recent periods, there can be no assurance that the economy will continue to improve.

Lending Activities

     General. At December 31, 1997, the Savings Bank's total loans receivable amounted to $59.1 million, or 66.7% of total assets. The principal lending activity of the Savings Bank is the origination of conventional mortgage loans for the purpose of purchasing or refinancing one- to four-family residential property. At December 31, 1997, $44.6 million, or 75.5%, of the Savings Bank's total loan portfolio consisted of loans secured by one- to four-family residential real estate. To a lesser extent, the Savings Bank also originates multi-family real estate, construction, commercial real estate and consumer loans. Historically, the Savings Bank's lending activities have been concentrated in its primary market of Allegheny County, Pennsylvania.

     Loan Portfolio Analysis. The following table sets forth the composition of the Savings Bank's loan portfolio by type of loan at the dates indicated. The Savings Bank had no concentration of loans exceeding 10% of total gross loans other than as disclosed below.

                                             At December 31,
                            -------------------------------------------------
                                 1997             1996             1995
                            ---------------  ---------------  ---------------
                            Amount  Percent  Amount  Percent  Amount  Percent
                            ------  -------  ------  -------  ------  -------
                                          (Dollars in Thousands)
Mortgage loans:
 One- to four-family (1) .  $44,633   75.50% $41,767   75.10% $39,475  74.63%
 Multi-family. . . . . . .    6,128   10.37    5,677   10.21    5,380  10.17
 Construction. . . . . . .    2,605    4.40    1,727    3.10    1,384   2.62
 Commercial real estate. .    3,043    5.15    3,296    5.93    3,191   6.03
                            -------  ------  -------  ------  ------- ------
   Total mortgage loans. .   56,409   95.42   52,467   94.34   49,430  93.45

Consumer loans:
 Mobile home . . . . . . .    1,890    3.20    2,454    4.41    3,161   5.98
 Other . . . . . . . . . .      817    1.38      697    1.25      303   0.57
                            -------  ------  -------  ------  ------- ------
   Total consumer loans. .    2,707    4.58    3,151    5.66    3,464   6.55
                            -------  ------  -------  ------  ------- ------
   Total loans . . . . . .   59,116  100.00%  55,618  100.00%  52,894 100.00%
                            -------  ======  -------  ======  ------- ======
Less:
Undisbursed portion of
 loans . . . . . . . . . .      727              509              322
Deferred premiums. . . . .      (11)             (11)             (13)
Deferred loan origination
 fees (costs) net. . . . .       34              (84)            (217)
Allowance for loan losses.      441              415              276
                            -------          -------          -------
   Loans receivable, net .  $57,925          $54,789          $52,526
                            =======          =======          =======
-----------------
(1) Includes $1.7 million, $1.2 million and $1.0 million at December 31, 1997, 1996 and 1995, respectively, of home equity loans where the combined loan-to-value ratio of loans secured by the borrowers residence is less than 80%.

     One- to Four-Family Residential Real Estate Lending. The principal lending activity of the Savings Bank is the origination of mortgage loans to enable borrowers to purchase existing one- to four-family residential real estate. At December 31, 1997, $44.6 million, or 75.5%, of the Savings Bank's total loan portfolio consisted of loans secured by one- to four-family residential real estate. Substantially all of the Savings Bank's residential mortgage loans are secured by property located in the Savings Bank's primary market area. The Savings Bank generally retains for its portfolio all of the loans that it originates. As a result, the Savings Bank believes it is better able to vary the terms of its loan products to meet the needs of its customers.

     The Savings Bank's primary product is owner-occupied, fixed-rate mortgage loans. The Savings Bank's fixed- rate loans generally have maturities ranging from ten to 20 years. In late 1994, the Savings Bank began originating ten- and 15-year balloon loans with a 30-year amortization schedule. In recent years, these loans have accounted for a significant portion of the Savings Bank's originations of one- to four-family loans. Generally, the Savings Bank originates all fixed-rate loans under terms, conditions and documentation that would permit them to be sold in the secondary market to U.S. Government sponsored agencies, although the Savings Bank has not sold any loans in recent years.

     From 1992 through 1995, the Savings Bank originated residential mortgage loans that repriced once during the loan term at the end of the third year. The interest rate adjustment on these loans is based on the index value of the

Federal National Mortgage Association ("FNMA") net yield on 30-year fixed-rate mortgage loans plus a margin. The amount of any interest rate increase is limited to 2.00%. At December 31, 1997, the Savings Bank had only $49,000 of these loans that will reprice within 12 months. The balance of these loans have already repriced. The Savings Bank discontinued this product in 1995. The Savings Bank does not currently offer adjustable-rate mortgage ("ARM") loans secured by owner-occupied real estate. From 1983 to 1989, the Savings Bank originated such loans based on the One Year U.S. Treasury Note Constant Maturity Rate and a portion of these loans remain in the portfolio.

     The Savings Bank also offers mortgage loans for non-owner-occupied one- to four-family residences both on a fixed- and adjustable-rate basis. At December 31, 1997, $9.0 million, or 20.2%, of the Savings Bank's one- to four-family mortgage loans were secured by non-owner-occupied property. The Savings Bank offers fixed-rate loans for terms not to exceed 15 years with a matching amortization and adjustable-rate loans for terms not to exceed 20 years with a matching amortization. These adjustable-rate loans have interest rates that adjust annually based on the prime rate as published in The Wall Street Journal. The periodic interest rate cap (the maximum amount by which the interest rate may be increased or decreased in a given period) on such loans is generally 2% per adjustment period and the lifetime interest rate cap is generally 5% over the initial interest rate of the loan. The terms and conditions of the non-owner-occupied one- to four-family loans offered by the Savings Bank may vary from time to time. At December 31, 1997, the Savings Bank's portfolio of non-owner-occupied one- to four-family loans was composed of 78.0% with a fixed interest rate and 22.0% with an adjustable interest rate. Loans secured by non-owner-occupied residences generally involve greater risks than loans secured by owner-occupied residences. Payments on loans secured by such properties are often dependent on successful operation or management of the properties. Repayment of such loans may be subject to a greater extent to adverse conditions in the real estate market or the economy. While several borrowers have more than one loan outstanding with the Savings Bank that are secured by non-owner-occupied residences, the maximum amount that the Savings Bank currently will lend to one borrower is $500,000.

     At December 31, 1997, the Savings Bank's one- to four-family mortgage loans included $4.4 million of ARM loans. The retention of ARM loans in the Savings Bank's loan portfolio helps reduce the Savings Bank's exposure to changes in interest rates. There are, however, unquantifiable credit risks resulting from the potential of increased costs due to increased rates to be paid by the customer. It is possible that during periods of rising interest rates the risk of default on ARM loans may increase as a result of repricing and the increased payments required by the borrower. Another consideration is that although ARM loans allow the Savings Bank to increase the sensitivity of its asset base to changes in interest rates, the extent of this interest sensitivity is limited by the periodic and lifetime interest rate adjustment limits. Because of these considerations, the Savings Bank has no assurance that yields on ARM loans will be sufficient to offset increases in the Savings Bank's cost of funds.

     While one- to four-family residential real estate loans are normally originated with ten to 20 year terms, such loans typically remain outstanding for shorter periods. This is because borrowers often prepay their loans in full upon sale of the property pledged as security or upon refinancing the original loan. In addition, substantially all mortgage loans in the Savings Bank's loan portfolio contain due-on-sale clauses providing that the Savings Bank may declare the unpaid amount due and payable upon the sale of the property securing the loan. Typically, the Savings Bank enforces these due-on-sale clauses to the extent permitted by law and as business judgment dictates. Thus, average loan maturity is a function of, among other factors, the level of purchase and sale activity in the real estate market, prevailing interest rates and the interest rates payable on outstanding loans.

     The Savings Bank generally obtains title insurance insuring the status of its lien on all loans where real estate is the primary source of security.
The Savings Bank also requires that fire and casualty insurance (and, if appropriate, flood insurance) be maintained in an amount at least equal to the outstanding loan balance.

     The Savings Bank's residential mortgage loans typically do not exceed 80% of the appraised value of the property securing the loan. Pursuant to the Savings Bank's underwriting guidelines, the Savings Bank can lend up to 95% of the appraised value of the property securing a one- to four-family residential loan; however, the Savings Bank almost always requires mortgage insurance when the loan-to-value ratio is greater than 80%.

     Multi-Family Real Estate Lending. The Savings Bank is actively involved in originating loans secured by multi-family real estate. At December 31, 1997, $6.1 million, or 10.4%, of the Savings Bank's total loan portfolio consisted of loans secured by multi-family real estate. All of these loans are secured by property located in the Savings Bank's market area. Such properties generally consist of five to 30 dwelling units. Generally, the maximum amount that the Savings Bank will lend to one borrower is $500,000. At December 31, 1997, the Savings Bank had 46 multi-family real estate loans, the largest of which was $537,000 and which was performing in accordance with its original terms.

     The Savings Bank originates multi-family residential real estate loans with fixed and adjustable interest rates. Fixed-rate loans have a term of 15 years while adjustable-rate loans have a maximum term of 20 years with matching amortizations. Adjustable-rate loans adjust annually based on the prime rate. Loan-to-value ratios on the Savings Bank's multi-family residential real estate loans are generally limited to 70% on purchase transactions and 65% on refinancings. The Savings Bank requires appraisals of all properties securing multi-family residential real estate loans.
Appraisals are performed by independent appraisers designated by the Savings Bank and are reviewed by management. The Savings Bank considers the quality and location of the real estate, the credit of the borrower, the cash flow of the project and the quality of management involved with the property. It is the Savings Bank's general policy to obtain personal guarantees from the principals of its corporate borrowers.

     Multi-family residential real estate lending affords the Savings Bank an opportunity to receive interest at rates higher than those generally available from one- to four-family mortgage loans. However, loans secured by such properties usually are greater in amount, more difficult to evaluate and monitor and, therefore, involve a greater degree of risk than one- to four-family residential mortgage loans. Because payments on loans secured by multi-family residential properties are often dependent on the successful operation and management of the properties, repayment of such loans may be affected by supply and demand conditions in the market for apartments, as well as adverse conditions in the real estate market or the economy.

     Construction Lending. The Savings Bank originates residential construction loans primarily to local contractors with whom it has an established relationship. To a lesser extent, the Savings Bank originates construction loans to individuals who have a contract for the construction of their personal residence. At December 31, 1997, construction loans totaled $2.6 million, or 4.4% of total loans. All of the Savings Bank's construction loans are secured by property located in the Savings Bank's primary market area.

     Construction loans made by the Savings Bank to professional home builders are primarily those for which purchasers for the finished homes are identified either during or following the construction period (i.e., speculative loans). The Savings Bank generally limits the number of unsold homes under construction by its borrowers, with the amount dependent on the reputation of the borrower, the current exposure of the borrower, the location of the property and prior sales of homes in the development. Construction loans to professional home builders are typically made for a term of 18 months with an interest rate that adjusts monthly based on the prime rate. Loan-to-value ratios are generally limited to 80%. Prior to making a commitment to fund a construction loan, the Savings Bank requires an appraisal of the property by an independent fee appraiser. The Savings Bank also reviews and inspects each project at the commencement of construction and throughout the term of the construction loan. Loan proceeds are disbursed after inspections of the project by the appraiser based on a percentage of completion. The Savings Bank requires monthly interest payments during the construction term.

     The Savings Bank's construction loans to individuals are typically made in connection with the granting of a permanent loan on the property. Such loans provide for interest only payments during the construction period (typically nine months) after which they convert to a fully amortizing fixed-rate loan. The Savings Bank is developing plans to increase this type of lending to individual owner builders.

     Construction lending affords the Savings Bank the opportunity to achieve higher interest rates and fees with shorter terms to maturity than does its one- to four-family permanent mortgage lending. Construction lending, however, is generally considered to involve a higher degree of risk than one- to four-family permanent mortgage lending because of the inherent difficulty in estimating both a property's value at completion of the project and the estimated cost of the project. The nature of these loans is such that they are generally more difficult to evaluate and monitor. If the estimate of construction cost proves to be inaccurate, the Savings Bank may be required to advance funds beyond the amount originally committed to permit completion of the project. If the estimate of value upon completion proves to be inaccurate, the Savings Bank may be confronted with a project whose value is insufficient to assure full repayment. Projects may also be jeopardized by disagreements between borrowers and builders and by the failure of builders to pay subcontractors. Loans to builders to construct homes for which no purchaser has been identified carry more risk because the payoff for the loan is dependent on the builder's ability to sell the property prior to the time that the construction loan is due. The Savings Bank has sought to address these risks by limiting the extent of its construction lending as a proportion of the total loan portfolio, by limiting its construction lending to residential properties and by limiting the amount outstanding to any one builder to $500,000. In addition, the Savings Bank has adopted underwriting guidelines that impose stringent loan-to-value, debt service and other requirements for loans which are believed to involve higher elements of credit risk, by limiting the geographic area in which the Savings Bank will do business to its existing market, and by generally working with builders with whom it has established relationships. It is also the Savings Bank's general policy to obtain personal guarantees from the principals of its corporate borrowers on its construction loans.

     Commercial Real Estate Lending. The Savings Bank invests a portion of its loan portfolio in commercial real estate loans. At December 31, 1997, the Savings Bank's commercial real estate loan portfolio totaled $3.0 million, or 5.1% of total loans. In recent years, the Savings Bank has not solicited commercial real estate loans, but has generally offered such loans to accommodate its current and past customers. The Savings Bank's commercial real estate loans include loans secured by office buildings, warehouses, undeveloped land and mixed-use buildings comprised of offices and apartments. All of the Savings Bank's commercial real estate loans are secured by property in the Savings Bank's primary market area. At December 31, 1997, the Savings Bank had 31 commercial real estate loans, the largest of which was $608,000 and which was performing in accordance with its original terms.

     The Savings Bank originates commercial real estate loans with fixed and adjustable interest rates. Fixed-rate loans have a term of 15 years while adjustable-rate loans have a maximum term of 20 years with matching amortizations. Adjustable rate loans adjust annually based on the prime rate. Loan-to-value ratios on the Savings Bank's commercial real estate loans are generally limited to 70% on purchase transactions and 65% on refinancings.
The Savings Bank requires appraisals of all properties securing commercial real estate loans. Appraisals are performed by independent appraisers designated by the Savings Bank and are reviewed by management. The Savings Bank considers the quality and location of the real estate, the credit of the borrower, the cash flow of the project and the quality of management involved with the property. It is the Savings Bank's general policy to obtain personal guarantees from the principals of its corporate borrowers.

     Commercial real estate lending affords the Savings Bank an opportunity to receive interest at rates higher than those generally available from one- to four-family residential mortgage loans. However, loans secured by such properties usually are greater in amount, more difficult to evaluate and monitor and, therefore, involve a greater degree of risk than one- to four-family residential mortgage loans. Because payments on loans secured by commercial properties are often dependent on the successful operation and management of the properties, repayment of such loans may be affected by adverse conditions in the real estate market or the economy.

     Consumer Lending. The Savings Bank currently offers a variety of consumer loans, including secured, partially secured and unsecured personal loans, vehicle loans and loans secured by savings deposits. At December 31, 1997, the Savings Bank's consumer loans totaled $2.7 million, or 4.6% of the Savings Bank's total loan portfolio. In 1996, as a part of its strategy to provide a fuller range of services to its retail customers, the Savings Bank expanded its offering of consumer loans. Consumer loans are generally made to existing customers as the Savings Bank advertises these loans only on a limited basis.

     The largest component of the Savings Bank's consumer loan portfolio consists of mobile home loans. At December 31, 1997, mobile home loans totaled $1.9 million, or 69.8% of the Savings Bank's consumer loan portfolio. From 1987 through 1992, the Savings Bank originated mobile home loans through a broker located in Ohio. Since 1992, the Savings Bank has not originated any mobile home loans other than loans to facilitate the sale of repossessed mobile homes. At December 31, 1997, the Savings Bank's mobile home loan portfolio consisted of 156 loans with an average loan balance of approximately $12,100. Mobile homes securing this portfolio are located primarily in Kentucky, South Carolina, West Virginia, Indiana, Illinois, and Georgia. Mobile home loans involve a greater degree of risk than one- to four-family mortgage loans, but are typically made at a higher interest rate and for a shorter maturity. The Savings Bank's mobile home loans have fixed interest rates and terms of 12 to 15 years. At December 31, 1997, the Savings Bank had one repossessed mobile home, with a carrying value of $9,000. At December 31, 1997, the Savings Bank had 5 mobile home loans totaling $62,000 that were 30 to 59 days delinquent, and 2 mobile home loans totaling $19,000 that were 90 days or more delinquent. The Savings Bank may resume originating mobile home loans in the future, although it has no current plans to do so.

     The underwriting standards employed by the Savings Bank for consumer loans include a determination of the applicant's payment history on other debts and an assessment of the ability to meet existing obligations and payments on the proposed loan. Although creditworthiness of the applicant is a primary consideration, the underwriting process also includes a comparison of the value of the security, if any, in relation to the proposed loan amount.

     Consumer loans may entail greater risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured, or are secured by rapidly depreciable assets, such as automobiles or mobile homes.
In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower's continuing financial stability and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans.

     Although the Savings Bank currently holds no commercial loans, it has in the past purchased office equipment leases. These purchased lease packages had performed well until the bankruptcy of one of the originators, which resulted in a charge-off of $39,000 in 1997. Leases generally have shorter terms than mortgage loans, but generally involve more credit risk since payment may be dependent on successful operation of the lessee's business. The Savings Bank may review the purchase of leases in the future, although it currently has no plans to do so.

     Maturity of Loan Portfolio. The following table sets forth certain information at December 31, 1997 regarding the maturity of the Savings Bank's loan portfolio. All loans are included in the period in which the final contractual payment is due. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due within one year. The table does not include any estimate of prepayments which significantly shorten the average life of all loans and may cause the Savings Bank's actual repayment experience to differ from that shown below.

                           After
                           One Year After  After    After
                    Within Through 3 Years 5 Years  10 Years
                    One      5     Through Through  Through  Beyond
                    Year   Years   5 Years 10 Years 15 Years 15 Years Beyond
                    ----   -----   ------- -------- -------- -------- ------
                                         (In Thousands)
Mortgage loans:
 One- to four-
  family . . . . . $    9   $  323 $1,399  $ 7,794  $18,342  $16,766  $44,633
 Multi-family. . .     --       --    698    1,713    3,486      231    6,128
 Construction. . .  1,130      582     --       --       51      842    2,605
 Commercial real
  estate . . . . .     --       20    648      563    1,396      416    3,043
Consumer loans:
 Mobile home . . .      5       61    129    1,669       26       --    1,890
 Other . . . . . .    549       63    151       54       --       --      817
                   ------   ------ ------  -------  -------  -------  -------
   Total loans . . $1,693   $1,049 $3,025  $11,793  $23,301  $18,255  $59,116
                   ======   ====== ======  =======  =======  =======  =======

  The following table sets forth the dollar amount of all loans due after December 31, 1998, that have fixed interest rates and have floating or adjustable interest rates.

                                         Fixed             Floating or
                                         Rates           Adjustable Rates
                                         -----           ----------------
                                                (In Thousands)
Mortgage loans:
 One- to four-family . . . . . .         $40,218              $4,406
 Multi-family. . . . . . . . . .           3,897               2,231
 Construction. . . . . . . . . .             894                 582
 Commercial real estate. . . . .             877               2,166
Consumer loans:
 Mobile home . . . . . . . . . .           1,885                  --
 Other . . . . . . . . . . . . .             268                  --
                                         -------              ------
   Total loans . . . . . . . . .         $48,039              $9,385
                                         =======              ======

     Scheduled contractual principal repayments of loans do not reflect the actual life of such assets. The average life of a loan is substantially less than its contractual terms because of prepayments. In addition, due-on-sale clauses on loans generally give the Savings Bank the right to declare loans immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage and the loan is not repaid. The average life of mortgage loans tends to increase, however, when current mortgage loan market rates are substantially higher than rates on existing mortgage loans and, conversely, decrease when rates on existing mortgage loans are substantially higher than current mortgage loan market rates.

     Loan Solicitation and Processing. Loan applicants come primarily through referrals by business and industry contacts, local advertising and current and past customers. The Savings Bank also has relationships with local mortgage brokers who underwrite mortgage loans in accordance with the Savings Bank's loan underwriting procedures.

     Upon receipt of a loan application from a prospective borrower, a credit report and other data are obtained to verify specific information relating to the loan applicant's employment, income and credit standing. An appraisal of the real estate offered as collateral generally is undertaken by an independent fee appraiser.

     Loan applications originated by the Savings Bank are centrally processed. A loan application is initially processed by a loan processor or loan officer and, once completed, is submitted to the Savings Bank's Loan Committee. The Loan Committee may approve consumer loans up to $50,000, loans up to $300,000 that are to be secured by one- to four- family residential real estate, and loans up to $250,000 that are to be secured by other real estate. Loans greater than these amounts are submitted for approval to the Savings Bank's Board of Directors with a report and recommendation from the Loan Committee.

     Loan Originations, Sales and Purchases. During 1997, the Savings Bank originated $11.8 million of loans, compared with $11.7 million during 1996. Originations in 1997 and 1996 reflect a significant increase compared to earlier years. The increase in originations in 1997 and 1996 was due to increased referrals from local business and industry contacts coupled with more competitive interest rates.

     In recent years, the Savings Bank has not been an active purchaser of whole loans or participation interests in loans nor has the Savings Bank been a seller of loans. During 1997, the Savings Bank purchased participation interests in loans aggregating $9,000 as compared to $27,000 in 1996. These participation interests were made in conjunction with other area financial institutions to foster community development. During 1995, the Savings Bank purchased whole loans totaling $345,000 and a participation interest in the amount of $50,000 for a private, non-profit housing program. These loans are primarily secured by one- to four-family real estate in the Savings Bank's primary market area.

     The following table shows total loans originated, purchased, sold and repaid during the periods indicated.
                                               Year Ended December 31,
                                           -------------------------------
                                             1997      1996         1995
                                             ----      ----         ----
                                                   (In Thousands)
Gross loans at beginning of
 period. . . . . . . . . . . . .           $55,618    $52,894      $55,784
Loans originated:
Mortgage loans:
 One- to four-family . . . . . .             8,248      8,118        4,277
 Multi-family. . . . . . . . . .             1,074      1,089          777
 Construction. . . . . . . . . .             1,933      1,129        1,293
 Commercial real estate. . . . .                --        639          106
Consumer loans:
 Mobile home . . . . . . . . . .                23         --           25
 Other . . . . . . . . . . . . .               503        760          166
                                           -------    -------      -------
    Total loans originated . . .            11,781     11,735        6,644
Loans purchased:                           -------    -------      -------
 Mortgage loans:
 One- to four-family . . . . . .                 9         27          395
                                           -------    -------      -------
    Total loans purchased. . . .                 9         27          395
                                           -------    -------      -------
Loan principal repayments. . . .             8,292      9,038        9,929
Net loan activity. . . . . . . .             3,498      2,724       (2,890)
                                           -------    -------      -------
Gross loans at end of period               $59,116    $55,618      $52,894
                                           =======    =======      =======

     Loan Commitments. The Savings Bank issues commitments to originate loans conditioned upon the occurrence of certain events. Such commitments are made on specified terms and conditions and, in most cases, are honored for up to 60 days from the date of loan approval. Commitments in excess of 60 days are generally charged an additional fee. The Savings Bank had outstanding loan commitments of approximately $1.1 million at December 31, 1997.

     Loan Origination and Other Fees. The Savings Bank, in most instances, receives loan origination fees. Loan fees are a fixed dollar amount or a percentage of the principal amount of the mortgage loan that is charged to the borrower for funding the loan. Current accounting standards require fees received (net of certain loan origination costs) for originating loans to be deferred and amortized into interest income over the contractual life of the loan. Net deferred fees or costs associated with loans that are prepaid are recognized as income or expense at the time of prepayment. The Savings Bank had $34,000 of net deferred loan origination fees at December 31, 1997. In addition to loan origination fees, the Savings Bank receives income from fees in connection with loan modifications, late payments and for various services related to its loans.

     Loan Servicing. The Savings Bank has sold most of its servicing rights with respect to loans held by others, with the last sale occurring in 1994.
At December 31, 1997, the Savings Bank was servicing $459,000 of loans for others. Loan servicing includes processing payments, accounting for loan funds and collecting and paying real estate taxes, hazard insurance and other loan-related items, such as private mortgage insurance. When the Savings Bank receives the gross mortgage payment from individual borrowers, it remits to the investor in the mortgage a predetermined net amount based on the yield on that mortgage. The difference between the coupon on the underlying mortgage and the predetermined net amount paid to the investor is the gross loan servicing fee.

Delinquencies and Classified Assets

     Delinquent Loans. When a borrower fails to make a required payment when due, the Savings Bank institutes collection procedures. Contact is generally made 16 days after a payment is due. In most cases, deficiencies are cured promptly. If a delinquency continues, the loan and payment history is reviewed and efforts are made to collect the loan. While the Savings Bank prefers to work with borrowers to resolve delinquencies, the Savings Bank will institute foreclosure or other proceedings, as necessary, to minimize any loss. The Savings Bank generally initiates proceedings when a loan becomes 90 days delinquent.

     Loans are generally placed on nonaccrual status when they become 90 days delinquent or when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. When a loan is placed on nonaccrual status, previously accrued but unpaid interest is deducted from interest income. Loans may be reinstated to accrual status when they become less than 90 days delinquent and, in the opinion of management, collection of the remaining balance can be reasonably expected.

     The following table sets forth information with respect to the Savings Bank's nonperforming assets and restructured loans within the meaning of Statement of Financial Accounting Standards ("SFAS") No. 15 at the dates indicated.

                                                 At December 31,
                                          -------------------------------
                                          1997          1996         1995
                                          ----          ----         ----
                                               (Dollars in Thousands)
Loans accounted for on a nonaccrual
 basis:
  Mortgage loans:
   One- to four-family . . . . . . . .    $393        $  432         $156
   Multi-family. . . . . . . . . . . .     134           149           20
   Commercial real estate. . . . . . .     386           407          425
  Consumer loans:
   Mobile home . . . . . . . . . . . .      19            33           15
   Other . . . . . . . . . . . . . . .       1             3            8
  Commercial . . . . . . . . . . . . .      --            86           26
                                          ----        ------         ----
    Total. . . . . . . . . . . . . . .     933         1,110          650
                                          ----        ------         ----
Accruing loans which are contractually
 past due 90 days or more:
  Mortgage loans:
   One- to four-family . . . . . . . .      --            --           80
  Consumer loans:
   Mobile home . . . . . . . . . . . .       7            --           22
                                          ----        ------         ----
    Total. . . . . . . . . . . . . . .       7            --          102
                                          ----        ------         ----
Total of nonaccrual and 90 days past
  due loans. . . . . . . . . . . . . .     940         1,110          752

Real estate owned. . . . . . . . . . .      13            13          940
Other repossessed assets . . . . . . .       9            31           24
                                          ----        ------       ------
   Total nonperforming assets. . . . .    $962        $1,154       $1,716
                                          ====        ======       ======
Restructured loans . . . . . . . . . .    $ 99            --           --

Total loans delinquent 90 days
  or more as a percent of net loans. .    1.62%         2.03%        1.43%

Total loans delinquent 90 days
  or more as a percent of total
  assets . . . . . . . . . . . . . . .    1.06%         1.36%        0.92%

Total nonperforming assets as a
 percent of total assets . . . . . . .    1.09%         1.41%        2.10%

    Interest income that would have been recorded for the year ended December 31, 1997 had nonaccruing loans been current in accordance with their original terms amounted to approximately $112,000. The amount of interest included in interest income on such loans for the year ended December 31, 1997 amounted to approximately $64,000.

    Real Estate Owned and Other Repossessed Assets. Real estate acquired by the Savings Bank as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned ("REO") until it is sold. When property is acquired it is recorded at the lower of its cost, which is the unpaid principal balance of the related loan plus foreclosure costs, or fair market value. Subsequent to foreclosure, REO is carried at the lower of the foreclosed amount or fair value, less estimated selling costs. At December 31, 1997, the Savings Bank had $22,000 of REO and other repossessed assets, net of specific reserves, which consisted of one building and one mobile home.

    Asset Classification. The OTS has adopted various regulations regarding problem assets of savings institutions. The regulations require that each insured institution review and classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, OTS examiners have authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful and loss. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified as loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. If an asset or portion thereof is classified as loss, the insured institution establishes specific allowances for loan losses for the full amount of the portion of the asset classified as loss. All or a portion of general loan loss allowances established to cover possible losses related to assets classified substandard or doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses generally do not qualify as regulatory capital. Assets that do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are classified as special mention and monitored by the Savings Bank.

     The aggregate amounts of the Savings Bank's classified assets at the dates indicated were as follows:

                                          At December 31,
                                 -------------------------------
                                   1997        1996       1995
                                   ----        ----       ----
                                         (In Thousands)

Loss . . . . . . . . . . .       $   --      $   --      $   --
Doubtful . . . . . . . . .           --          --          --
Substandard assets . . . .        1,183       1,352       2,167
Special mention. . . . . .           --          --          --

     At December 31, 1997, classified assets consisted of $239,000 of nine one- to four-family mortgage loans, $22,000 in REO and a repossessed mobile home, two loans to one borrower totaling $278,000 that are secured by a small office building, the borrower's personal residence and undeveloped land, two loans to related borrowers totaling $385,000 that are secured by a small office building, the personal residence of one of the borrowers and a parcel of undeveloped land, and five loans to related borrowers totaling $259,000 that are secured by non-owner-occupied, one- to four-family residential real estate.

     Allowance for Loan Losses.   The allowance for loan losses represents the
amount which management estimates is adequate to provide for potential losses in its loan portfolio. The allowance method is used in providing for loan losses. Accordingly, all loan losses are charged to the allowance and all recoveries are credited to it. The allowance for loan losses is established through a provision for loan losses charged to operations. The provision for loan losses is based on management's periodic evaluation of individual loans, economic factors, past loan loss experience, changes in the composition and volume of the portfolio, and other relevant factors. The estimates used in determining the adequacy of the allowance for loan losses, including the amounts and timing of future cash flows expected on impaired loans, are particularly susceptible to changes in the near term.

     At December 31, 1997, the Savings Bank had an allowance for loan losses of $441,000. Although management believes that it uses the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in establishing the allowance.

    While the Savings Bank believes it has established its existing allowance for loan losses in accordance with GAAP, there can be no assurance that regulators, in reviewing the Savings Bank's loan portfolio, will not request the Savings Bank to increase significantly its allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that substantial increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect the Savings Bank's financial condition and results of operations.

     The following table sets forth an analysis of the Savings Bank's allowance for loan losses at and for the periods indicated.

                                           Year Ended December 31,
                                         ----------------------------
                                         1997        1996        1995
                                         ----        ----        ----
                                            (Dollars in Thousands)

Allowance at beginning of period . . .   $415        $276        $268

Provision for loan losses. . . . . . .     70         239          64
Recoveries:
  Mortgage loans:
   One- to four-family . . . . . . . .     18           4           1
  Consumer loans:
   Other . . . . . . . . . . . . . . .      6           5           8
  Commercial loans . . . . . . . . . .     10           2           1
                                         ----        ----        ----
    Total recoveries . . . . . . . . .     34          11          10
                                         ----        ----        ----
Charge-offs:
  Mortgage loans:
   One- to four-family . . . . . . . .    (21)        (24)        (40)
  Consumer loans:
   Mobile home . . . . . . . . . . . .     (9)        (69)         --
   Other . . . . . . . . . . . . . . .     (9)        (12)        (11)
  Commercial loans . . . . . . . . . .    (39)         (6)        (15)
                                         ----        ----        ----
    Total charge-offs. . . . . . . . .    (78)       (111)        (66)
                                         ----        ----        ----
 Net charge-offs . . . . . . . . . . .    (44)       (100)        (56)
                                         ----        ----        ----
 Balance at end of period. . . . . . .   $441        $415        $276
                                         ====        ====        ====
 Allowance for loan losses as a percent
  of total loans receivable. . . . . .   0.75%       0.75%       0.52%

 Net charge-offs to average
 loans outstanding . . . . . . . . . .   0.08%       0.19%       0.10%

     The following table sets forth the breakdown of the allowance for loan losses by loan category for the periods indicated. Management believes that the allowance can be allocated by category only on an approximate basis. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any other category.

                                            At December 31,
                            -------------------------------------------------
                                 1997             1996           1995
                            ----------------- --------------- ---------------
                                    % of             % of            % of
                                    Loans in         Loans in        Loans in
                                    Category         Category        Category
                                    to Total         to Total        to Total
                            Amount  Loans     Amount Loans   Amount  Loans
                            ------  -----     ------ -----   ------  -----
                                       (Dollars in Thousands)
Mortgage loans:
 One- to four-family . . .  $130    75.50%    $115   75.10%   $ 80   74.63%
 Multi-family. . . . . . .   106    10.37       84   10.21      61   10.17
 Construction. . . . . . .    19     4.40      17    3.10       1    2.62
 Commercial real estate. .    81     5.15       62    5.93      62    6.03
Consumer loans:
 Mobile home . . . . . . .    89     3.20      105    4.40      67    5.98
 Other . . . . . . . . . .    16     1.38       15    1.10       1    0.31
Commercial loans . . . . .    --       --       17    0.15       4    0.26
   Total allowance for      ----   ------     ----  ------    ----  ------
    loan losses. . . . . .  $441   100.00%    $415  100.00%   $276  100.00%
                            ====   ======     ====  ======    ====  ======
Investment Activities

     The Savings Bank is permitted under federal law to invest in various types of assets, including U.S. Government obligations, securities of various federal agencies and of state and municipal governments, deposits at the FHLB-Pittsburgh, certificates of deposit of federally insured institutions, certain bankers' acceptances and federal funds. Subject to various restrictions, the Savings Bank may also invest a portion of its assets in commercial paper and corporate debt securities. Savings institutions like the Savings Bank are also required to maintain an investment in FHLB stock. The Savings Bank is required under federal regulations to maintain a minimum amount of liquid assets. See "REGULATION." The Savings Bank's policies generally limit investments to U.S. Government and agency securities, municipal bonds, banker's acceptances, corporate bonds, commercial paper, mutual funds, federal funds and certificates of deposit. Investment in mortgage-backed and mortgage related securities is also authorized, and includes securities issued and guaranteed by Federal Home Loan Mortgage Corporation ("FHLMC"), FNMA, Government National Mortgage Association ("GNMA") and privately-issued collateralized mortgage-backed securities that have the highest rating by two national rating services. A high credit rating indicates only that the rating agency believes there is a low risk of default. However, all of the Savings Bank's investment securities, including those that have high credit ratings, are subject to market risk insofar as increases in market rates of interest may cause a decrease in their market value. The Savings Bank's policies prescribe risk limits and certain other restrictions and provide that investment purchases be reviewed at monthly Board of Directors meetings. From time to time, investment levels may be increased or decreased depending upon the yields on investment alternatives and upon management's judgment as to the attractiveness of the yields then available in relation to other opportunities and its expectation of the level of yield that will be available in the future, as well as management's projections as to the short-term demand for funds to be used in the Savings Bank's loan origination and other activities.

     SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," requires that investments be categorized as "held to maturity," "trading securities" or "available for sale," based on management's intent as to the ultimate disposition of each security. SFAS No. 115 allows debt securities to be classified as "held to maturity" and reported in financial statements at amortized cost only if the reporting entity has the positive intent and ability to hold those securities to maturity. Securities that might be sold in response to changes in market interest rates, changes in the security's prepayment risk, increases in loan demand, or other similar factors cannot be classified as "held to maturity."

Debt and equity securities held for current resale are classified as "trading securities." Such securities are reported at fair value, and unrealized gains and losses on such securities would be included in earnings. The Savings Bank does not currently use or maintain a trading account. Debt and equity securities not classified as either "held to maturity" or "trading securities" are classified as "available for sale." Such securities are reported at fair value, and unrealized gains and losses on such securities are excluded from earnings and reported as a net amount in a separate component of equity. Of the $20.0 million of investment and mortgage-backed securities at December 31, 1997, $3.0 million, or 14.9%, were classified as available for sale.

     Mortgage-Backed Securities. The Savings Bank purchases mortgage-backed securities in order to: (i) generate positive interest rate spreads on large principal balances with minimal administrative expense; (ii) lower the credit risk of the Savings Bank as a result of the guarantees provided by FHLMC, FNMA, and GNMA; (iii) increase the Savings Bank's liquidity; and (iv) control interest rate risk. The Savings Bank invests in both adjustable- and fixed-rate mortgage-backed securities with maturities up to 15 years. The Savings Bank has invested primarily in federal agency securities, principally FNMA, FHLMC and GNMA. The Savings Bank also invests in collateralized mortgage obligations ("CMOs"). At December 31, 1997, mortgage-backed securities totaled $16.7 million, or 18.9% of the Company's total assets of which $4.7 million consisted of CMOs. At December 31, 1997, 28.5% of the mortgage-backed securities were adjustable-rate and 71.5% were fixed-rate.

     Mortgage-backed securities (which also are known as mortgage participation certificates or pass-through certificates) typically represent a participation interest in a pool of single-family or multi-family mortgages. The principal and interest payments on these mortgages are passed from the mortgage originators, through intermediaries (generally U.S. Government agencies and government sponsored enterprises) that pool and resell the participation interests in the form of securities, to investors such as the Savings Bank. Such U.S. Government agencies and government sponsored enterprises, which guarantee the payment of principal and interest to investors, primarily include the FHLMC, FNMA and the GNMA. Mortgage-backed securities typically are issued with stated principal amounts, and the securities are backed by pools of mortgages that have loans with interest rates that fall within a specific range and have varying maturities. Mortgage-backed securities generally yield less than the loans that underlie such securities because of the cost of payment guarantees and credit enhancements. In addition, mortgage-backed securities are usually more liquid than individual mortgage loans and may be used to collateralize certain liabilities and obligations of the Savings Bank. These types of securities also permit the Savings Bank to optimize its regulatory capital because they have low risk weighting.

     CMOs are generally classified as derivative financial instruments because they are created by redirecting the cash flows from the pool of mortgages or mortgage-backed securities underlying these securities to create two or more classes (or tranches) with different maturity or risk characteristics designed to meet a variety of investor needs and preferences. Management believes these securities may represent attractive alternatives relative to other investments due to the wide variety of maturity, repayment and interest rate options available. Consistent with the guidelines of the OTS, the current investment policy of the Savings Bank prohibits the purchase of high risk CMOs. CMOs may be sponsored by private issuers, such as mortgage bankers or money center banks, or by U.S. Government agencies and government sponsored entities. The privately issued CMOs held by the Savings Bank carry the highest credit rating offered by either Moody's or Standard and Poor's. The Savings Bank generally purchases CMOs in order to shorten the average life of its investment portfolio and to assist in asset/liability management. The Savings Bank evaluates its mortgage-related securities portfolio quarterly for compliance with applicable regulatory requirements, including testing for identification of high risk investments pursuant to Federal Financial Institutions Examination Council standards.

     Derivatives also include "off balance sheet" financial products whose value is dependent on the value of an underlying financial asset, such as a stock, bond, foreign currency, or a reference rate or index. Such derivatives include "forwards," "futures," "options" or "swaps." The Savings Bank has not invested in these "off balance sheet" derivative instruments, although the Savings Bank's investment policies authorize such investments.

     Of the Savings Bank's $16.7 million mortgage-backed securities portfolio at December 31, 1997, $5.8 million with a weighted average yield of 6.84% had contractual maturities within ten years and $10.9 million with a weighted average yield of 7.31% had contractual maturities over ten years. However, the actual maturity of a mortgage-backed security may be less than its stated maturity due to prepayments of the underlying mortgages. Prepayments that are faster than anticipated may shorten the life of the security and may result in a loss of any premiums paid and thereby reduce the net yield on such securities. Although prepayments of underlying mortgages depend on many factors, including the type of mortgages, the coupon rate, the age of mortgages, the geographical location of the underlying real estate collateralizing the mortgages and general levels of market interest rates, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments. During periods of declining mortgage interest rates, if the coupon rate of the underlying mortgages exceeds the prevailing market interest rates offered for mortgage loans, refinancing generally increases and accelerates the prepayment of the underlying mortgages and the related security. Under such circumstances, the Savings Bank may be subject to reinvestment risk because, to the extent that the Savings Bank's mortgage-backed securities amortize or prepay faster than anticipated, the Savings Bank may not be able to reinvest the proceeds of such repayments and prepayments at a comparable rate. In contrast to mortgage-backed securities in which cash flow is received (and hence, prepayment risk is shared) pro rata by all securities holders, the cash flow from the mortgages or mortgage-backed securities underlying CMOs are segmented and paid in accordance with a predetermined priority to investors holding various tranches of such securities or obligations. A particular tranche of CMOs may therefore carry prepayment risk that differs from that of both the underlying collateral and other tranches.

     The following table sets forth the composition of the Savings Bank's investment and mortgage-backed securities portfolios at the dates indicated.

                                            At December 31,
                          ----------------------------------------------------
                                 1997              1996              1995
                          ----------------  ----------------- ----------------
                          Carry-  Percent   Carry- Percent    Carry- Percent
                          ing       of       ing     of         ing    of
                          Value  Portfolio  Value  Portfolio  Value  Portfolio
                          -----  ---------  -----  ---------  -----  ---------
                                         (Dollars in Thousands)
Investment Securities
Available for sale:
  U.S. Government
   obligations . . . . .  $    --      --%  $   498   39.15%  $    --      --%
  U.S. Government agency
   obligations . . . . .      807   24.64       328   25.79       398   18.43
  CMO residuals. . . . .       --      --        --      --       249   11.53
  Corporate stock. . . .       46    1.40        --      --        --      --
   Total available for     ------  ------   -------  ------   -------  ------
    sale. . . . . . . .       853   26.04       826   64.94       647   29.95
Held to maturity:          ------  ------   -------  ------   -------  ------
  U.S. Government agency
   obligations. . . . .     2,423   73.96       446   35.06     1,513   70.05
                          -------  ------   -------  ------   -------  ------
    Total held to maturity  2,423   73.96       446   35.06     1,513   70.05
    Total investment      -------  ------   -------  ------   -------  ------
     securities . . . .   $ 3,276  100.00%  $ 1,272  100.00%  $ 2,160  100.00%
                          =======  ======   =======  ======   =======  ======
Mortgage-backed securities
Available for sale:
  GNMA. . . . . . . . .   $   376   2.25%   $   472    2.41%  $    --      --%
  FHLMC . . . . . . . .       677   4.05        782    4.00     1,006    4.72
  FNMA . . . . . . . . .      555    3.32       664    3.40       784    3.68
  CMOs . . . . . . . . .      522    3.12       512    2.62       508    2.39
    Total available for   -------  ------   -------  ------   -------  ------
     sale. . . . . . . .    2,130   12.74     2,430   12.43     2,298   10.79
Held to maturity:         -------  ------   -------  ------   -------  ------
  GNMA . . . . . . . . .    1,394    8.34     1,025    5.24       288    1.35
  FHLMC. . . . . . . . .    1,130    6.76     1,448    7.40     1,971    9.26
  FNMA . . . . . . . . .    7,867   47.04     9,335   47.73    11,296   53.06
  CMOs . . . . . . . . .    4,203   25.13     5,319   27.20     5,438   25.54
    Total held to         -------  ------   -------  ------   -------  ------
     maturity. . . . . .   14,594   87.26    17,127   87.57    18,993   89.21
    Total mortgage-       -------  ------   -------  ------   -------  ------
     backed securities .  $16,724  100.00%  $19,557  100.00%  $21,291  100.00%
                          =======  ======   =======  ======   =======  ======


     The following table sets forth the maturities and weighted average yields of the debt securities in the Savings Bank's investment and mortgage-backed securities portfolio at December 31, 1997.

                                                             Over              Over
                                              Less Than     One to            Five to         Over Ten
                                              One Year     Five Years        Ten Years         Years
                                           -------------- -------------   --------------  --------------
                                           Amount   Yield Amount  Yield   Amount   Yield  Amount   Yield
                                           ------   ----- -----   ----    -----    ----   -----    -----
                                                                 (Dollars in Thousands)
Investment Securities
Available for sale:
  U.S. Government obligations. . . . . . .  $ --     --%  $   --     --%  $   --     --%  $    --
--%
  U.S. Government agency obligations . . .    --     --      499   6.10       --     --       308    6.88
                                            ----          ------          ------          -------
    Total available for sale . . . . . . .    --     --      499   6.10       --     --       308    6.88
Held to maturity:
  U.S. Government agency obligations . . .    --     --      750   7.14    1,500    7.20      173    7.50
                                            ----          ------          ------          -------
    Total held to maturity . . . . . . . .    --     --      750   7.14    1,500    7.20      173    7.50
                                            ----          ------          ------          -------
    Total investment securities. . . . . .  $ --     --   $1,249   6.72   $1,500    7.20  $   481   7.10
                                            ====          ======          ======          =======
Mortgage-backed securities
Available for sale:
  GNMA . . . . . . . . . . . . . . . . . .  $ --     --%  $   --     --%  $   --     --%  $   376
6.73%
  FHLMC. . . . . . . . . . . . . . . . . .    --     --      255   5.10       --     --       422    7.12
  FNMA . . . . . . . . . . . . . . . . . .    --     --       --     --       --     --       555    5.75
  CMOs . . . . . . . . . . . . . . . . . .    --     --       --     --       --     --       521    6.10
                                            ----          ------          ------          -------
    Total available for sale . . . . . . .    --     --      255   5.10       --     --     1,874    6.35
Held to maturity:
  GNMA . . . . . . . . . . . . . . . . . .    --     --       --     --      343   7.25     1,052    6.84
  FHLMC. . . . . . . . . . . . . . . . . .   201   5.10      420   7.47       --      -       509    8.07
  FNMA . . . . . . . . . . . . . . . . . .    --     --    1,677   7.67      603   7.20     5,587    7.92
  CMOs . . . . . . . . . . . . . . . . . .    97   6.00    1,244   6.28    1,002   6.37     1,860    6.51
                                            ----          ------          ------          -------
    Total held to maturity . . . . . . . .   298   5.39    3,341   7.13    1,948   6.78     9,008    7.51
                                            ----          ------          ------          -------
    Total mortgage-backed securities . . .  $298   5.39   $3,596   6.98   $1,948   6.78   $10,882    7.31
                                            ====          ======          ======          =======

Deposit Activities and Other Sources of Funds

     General. Deposits and loan repayments are the major sources of the Savings Bank's funds for lending and other investment purposes. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced significantly by general interest rates and money market conditions. Borrowings through the FHLB-Pittsburgh are used to compensate for reductions in the availability of funds from other sources and at times for asset and liability management. Currently, the Savings Bank has no other borrowing arrangements.

     Deposit Accounts. Savings deposits are the primary source of funds for the Savings Bank's lending and investment activities and for its general business purposes. Substantially all of the Savings Bank's depositors are residents of Pennsylvania. Deposits are attracted from within the Savings Bank's primary market area through the offering of a broad selection of deposit instruments, including negotiable order of withdrawal ("NOW") checking accounts, money market deposit accounts, regular savings accounts, certificates of deposit and retirement savings plans. Deposit account terms vary, according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. In determining the terms of its deposit accounts, the Savings Bank considers current market interest rates, profitability to the Savings Bank, matching deposit and loan products and its customer preferences and concerns. The Savings Bank reviews its deposit mix and pricing weekly. Currently, the Savings Bank does not accept brokered deposits, nor has it aggressively sought jumbo certificates of deposit, although the Savings Bank has in the past accepted brokered certificates of deposit. At December 31, 1997, certificates of deposit that are scheduled to mature in less than one year totaled $26.6 million.

     The Savings Bank currently offers certificates of deposit for terms not exceeding 60 months but will consider requests for longer terms. As a result, the Savings Bank believes that it is better able to match the repricing of its liabilities to the repricing of its loan portfolio.

     The following table indicates the amount of the Savings Bank's jumbo certificates of deposit by time remaining until maturity as of December 31, 1997. Jumbo certificates of deposit are certificates in amounts of $95,000 or more.

      Maturity Period                      Amount
      ---------------                      ------
                                      (In Thousands)

Three months or less . . . . .              $  504
Over three through six months.                 740
Over six through 12 months . .               1,399
Over 12 months . . . . . . . .               3,464
     Total jumbo certificates               ------
      of deposit . . . . . . .              $6,107
                                            ======


     Deposit Flow.  The following table sets forth the balances (inclusive of interest credited) and changes in dollar amounts of deposits in the various types of accounts offered by the Savings Bank between the dates indicated.


                                                                  At December 31,
                             ---------------------------------------------------------------------------
                                        1997                          1996                    1995
                             ----------------------------  ----------------------------- ---------------
                                       Percent                       Percent                     Percent
                                         of     Increase               of      Increase             of
                             Amount    Total   (Decrease)  Amount    Total    (Decrease) Amount   Total
                             ------    -----   ----------  ------    -----    ---------- ------   -----
                                                        (Dollars in Thousands)
Non-interest-bearing
 checking. . . . . . . . . . $   420     0.65%   $   108   $   312     0.49%   $  79    $   233     0.36%
Interest-bearing demand. . .   9,022    13.98        383     8,639    13.44      890      7,749    11.89
Savings accounts . . . . . .  11,845    18.36       (989)   12,834    19.96     (564)    13,398    20.56
Fixed-rate certificates which
 mature:
  Within 1 year. . . . . . .  26,602    41.24       (713)   27,315    42.48   (5,424)    32,739    50.24
  After 1 year, but within
   2 years . . . . . . . . .   7,314    11.34      1,974     5,340     8.31     (303)     5,643     8.66
  After 2 years, but within
   5 years . . . . . . . . .   9,306    14.42       (546)    9,852    15.32    4,478      5,374     8.25
  Certificates maturing
   thereafter. . . . . . . .       4     0.01          2         2     0.00      (22)        24     0.04
                             -------   ------    -------   -------   ------    -----    -------   ------
     Total . . . . . . . . . $64,513   100.00%   $   219   $64,294   100.00%   ($866)   $65,160   100.00%
                             =======   ======    =======   ======    ======    =====    =======   ======

                                                               -18-

     Time Deposits by Rates. The following table sets forth the time deposits in the Savings Bank categorized by rates at the dates indicated.


                                            At December 31,
                                    -------------------------------
                                      1997       1996        1995
                                      ----       ----        ----
                                         (Dollars in Thousands)

2.00 - 3.99% . . . . . . . .        $    25    $    25     $   586
4.00 - 5.99% . . . . . . . .         30,876     32,154      25,026
6.00 - 7.99% . . . . . . . .         12,307     10,264      18,009
8.00 - 8.99% . . . . . . . .             18         66         159
                                    -------    -------     -------
 Total . . . . . . . . . . .        $43,226    $42,509     $43,780
                                    =======    =======     =======

     The following table sets forth the amount and maturities of time deposits at December 31, 1997.

                                  Amount Due
                    ----------------------------------------
                                                                     Percent
                                                                     of Total
                    Less Than 1-2     2-3     3-4    After         Certificate
                    One Year Years   Years   Years   4 Years Total   Accounts
                                     (Dollars in Thousands)

2.00 - 3.99% . . .  $    24  $    1  $   --  $   --  $   --  $    25    0.06%
4.00 - 5.99% . . .   24,281   3,897   1,372   1,321       5   30,876   71.43
6.00 - 7.99% . . .    2,292   3,416   2,027   2,389   2,183   12,307   28.47
8.00 - 8.99% . . .        5      --       6       7      --       18    0.04
                    -------  ------  ------  ------  ------  -------  ------
 Total .            $26,602  $7,314  $3,405  $3,717  $2,188  $43,226  100.00%
                    =======  ======  ======  ======  ======  =======  ======

     Deposit Activity. The following table sets forth the deposit activities of the Savings Bank for the periods indicated.

                                         Year Ended December 31,
                                    --------------------------------
                                      1997        1996       1995
                                      ----        ----       ----
                                            (In Thousands)

Beginning balance. . . . . . . .    $64,294     $65,160     $60,836
Net increase (decrease) before
  interest credited. . . . . . .     (2,906)     (3,913)      1,259
Interest credited. . . . . . . .      3,125       3,047       3,065
Net increase (decrease)
  in savings deposits. . . . . .        219        (866)      4,324
                                    -------     -------     -------
Ending balance . . . . . . . . .    $64,513     $64,294     $65,160
                                    =======     =======     =======
     Borrowings.    The Savings Bank utilizes advances from the FHLB-
Pittsburgh to supplement its supply of funds, to meet deposit withdrawal requirements and for asset and liability management. The FHLB-Pittsburgh functions as a central reserve bank providing credit for savings associations and certain other member financial institutions. As a member of the FHLB-Pittsburgh, the Savings Bank is required to own capital stock in the FHLB-Pittsburgh and is authorized to apply for advances on the security of such stock and certain of its mortgage loans and other assets (principally securities that are obligations of, or guaranteed by, the U.S. Government) provided certain creditworthiness standards have been met. Advances are made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. The Savings Bank is currently authorized to borrow from the FHLB up to an amount equal to approximately 50% of total assets.

     In 1987, the Savings Bank incorporated Spring Hill Funding Corporation ("SHFC") for the purpose of issuing a CMO to various investors. In 1987, SHFC issued a CMO with a total par value of $32.1 million comprised of three classes of bonds with different stated maturity dates ranging from July 1, 2002 to December 1, 2017. The net proceeds of the CMO offering amounted to $27.8 million, reflecting issuance costs and the original issue discount. The collateral and source of cash flows for the principal and interest payments on the CMO consisted of certain mortgage-backed securities transferred from the Savings Bank to SHFC. As a result of the lower interest rate environment prevailing since the issuance of the CMO bonds, the mortgage-backed securities that were used to collateralize the CMO paid off faster than originally projected, and the CMO balance was likewise reduced in advance of the original schedule of stated maturities. In 1993, the class A bonds of the CMO were paid off. In March 1997, the class C bonds of the CMO with a par value of $4.8 million were repurchased and extinguished. At December 31, 1997, class B bonds with a principal balance of $1.4 million remained outstanding. See Notes 10 and 16 of the Notes to Consolidated Financial Statements for additional information concerning the CMO.

     The following tables sets forth certain information regarding borrowings by the Savings Bank at the dates and for the periods indicated:

                                                At December 31,
                                         ----------------------------
                                         1997        1996        1995
                                         ----        ----        ----
                                            (Dollars in Thousands)
Weighted average rate paid on:
 FHLB advances . . . . . . . . . . .     6.47%          6.63%          7.04%
 Collateralized mortgage obligation.    11.75          12.30          11.83

Balance outstanding:
 FHLB advances . . . . . . . . . . .   $8,863         $3,772         $1,778
 Collateralized mortgage obligation.    1,395          6,937          8,251

                                               Year Ended December 31,
                                             -------------------------
                                               1997     1996      1995
                                               ----     ----      ----
                                               (Dollars in Thousands)
Maximum amount of borrowings outstanding
 at any month end during the period:
  FHLB advances. . . . . . . . . . . . . .   $9,609    $6,378    $5,800
  FHLB agreements to repurchase
   securities previously sold. . . . . . .       --        --     1,325
  Collateralized mortgage obligation . . .    6,836     8,156     9,460

Average amount of borrowings
 outstanding during the period:
  FHLB advances. . . . . . . . . . . . . .    8,227     2,629     3,975
  FHLB agreements to repurchase
   securities previously sold. . . . . . .       --        --       407
  Collateralized mortgage obligation . . .    2,921     7,565     8,968

Approximate weighted average
 interest rate during the period:
  FHLB advances. . . . . . . . . . . . . .     6.47%     6.50%     7.04%
  FHLB agreements to repurchase
   securities previously sold. . . . . . .       --        --      6.89
  Collateralized mortgage obligation . . .    11.71     12.31     11.83

Competition

     The Savings Bank operates in a competitive market for the attraction of savings deposits (its primary source of lendable funds) and in the origination of loans. Its most direct competition for savings deposits has historically come from commercial banks, credit unions and other thrifts operating in its primary market area. The Savings Bank's competitors include large regional and super regional banks. These institutions are significantly larger than the Savings Bank and therefore have greater financial and marketing resources than the Savings Bank. Particularly in times of high interest rates, the Savings Bank has faced additional significant competition for investors' funds from short-term money market securities and other corporate and government securities. In recent years, the Savings Bank has experienced an increased level of competition for deposits from securities firms, insurance companies and other investment vehicles, such as mutual funds. The Savings Bank's competition for loans comes from commercial banks and other thrifts operating in its market as well as from mortgage bankers and brokers and consumer finance companies. Such competition for deposits and the origination of loans may limit the Savings Bank's growth and profitability in the future.

Personnel

     As of December 31, 1997, the Savings Bank had 21 full-time and 5 part-time employees. The employees are not represented by a collective bargaining unit and the Savings Bank believes its relationship with its employees to be good.

Subsidiary Activities

     The Savings Bank has one operating subsidiary, SHFC, which was created in 1987 for the purpose of issuing a CMO. See "-- Deposit Activities and Other Sources of Funds -- Borrowings." At December 31, 1997, the Savings Bank's equity investment in its subsidiary was $1.2 million.

     Federal savings associations generally may invest up to 3% of their assets in service corporations, provided that any amount in excess of 2% is used primarily for community, inner-city and community development projects. The Savings Bank did not have any service corporations at December 31, 1997.

                            REGULATION
General

     The Savings Bank is subject to extensive regulation, examination and supervision by the OTS as its chartering agency, and the FDIC, as the insurer of its deposits. The activities of federal savings institutions are governed by the Home Owners' Loan Act, as amended ("HOLA") and, in certain respects, the Federal Deposit Insurance Act ("FDIA") and the regulations issued by the OTS and the FDIC to implement these statutes. These laws and regulations delineate the nature and extent of the activities in which federal savings associations may engage. Lending activities and other investments must comply with various statutory and regulatory capital requirements. In addition, the Savings Bank's relationship with its depositors and borrowers is also regulated to a great extent, especially in such matters as the ownership of deposit accounts and the form and content of the Savings Bank's mortgage documents. The Savings Bank must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations by the OTS and the FDIC to review the Savings Bank's compliance with various regulatory requirements. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such policies, whether by the OTS, the FDIC or Congress, could have a material adverse impact on the Company, the Savings Bank and their operations. The Company, as a savings and loan holding company, is also required to file certain reports with, and otherwise comply with the rules and regulations of, the OTS and the Securities and Exchange Commission ("SEC").

Federal Regulation of Savings Associations

     Office of Thrift Supervision. The OTS is an office in the Department of the Treasury subject to the general oversight of the Secretary of the Treasury. The OTS generally possesses the supervisory and regulatory duties and responsibilities formerly vested in the Federal Home Loan Bank Board. Among other functions, the OTS issues and enforces regulations affecting federally insured savings associations and regularly examines these institutions.

     Federal Home Loan Bank System. The FHLB System, consisting of 12 FHLBs, is under the jurisdiction of the Federal Housing Finance Board ("FHFB"). The designated duties of the FHFB are to: supervise the FHLBs; ensure that the FHLBs carry out their housing finance mission; ensure that the FHLBs remain adequately capitalized and able to raise funds in the capital markets; and ensure that the FHLBs operate in a safe and sound manner. The Savings Bank, as a member of the FHLB-Pittsburgh, is required to acquire and hold shares of capital stock in the FHLB-Pittsburgh in an amount equal to the greater of (i) 1.0% of the aggregate outstanding principal amount of residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or (ii) 1/20 of its advances (borrowings) from the FHLB-Pittsburgh. The Savings Bank is in compliance with this requirement with an investment in FHLB-Pittsburgh stock of $607,000 at December 31, 1997. Among other benefits, the FHLB-Pittsburgh provides a central credit facility primarily for member institutions. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB-Pittsburgh.

     Federal Deposit Insurance Corporation. The FDIC is an independent federal agency that insures the deposits, up to prescribed statutory limits, of depository institutions. The FDIC maintains two separate insurance funds: the Bank Insurance Fund ("BIF") and the SAIF. As insurer of the Savings Bank's deposits, the FDIC has examination, supervisory and enforcement authority over the Savings Bank.

     The Savings Bank's deposit accounts are insured by the FDIC under the SAIF to the maximum extent permitted by law. The Savings Bank pays deposit insurance premiums to the FDIC based on a risk-based assessment system established by the FDIC for all SAIF-member institutions. Under applicable regulations, institutions are assigned to one of three capital groups that are based solely on the level of an institution's capital ("well capitalized," "adequately capitalized" or "undercapitalized"), which are defined in the same manner as the regulations establishing the prompt corrective action system under the FDIA as discussed below. The matrix so created results in nine assessment risk classifications, with rates that until September 30, 1996 ranged from 0.23% for well capitalized, financially sound institutions with only a few minor weaknesses to 0.31% for undercapitalized institutions that pose a substantial risk of loss to the SAIF unless effective corrective action is taken.

     Pursuant to the Deposit Insurance Fund Act ("DIF Act"), which was enacted on September 30, 1996, the FDIC imposed a special assessment on each depository institution with SAIF-assessable deposits which resulted in the SAIF achieving its designated reserve ratio. In connection therewith, the FDIC reduced the assessment schedule for SAIF members, effective January 1, 1997, to a range of 0% to 0.27%, with most institutions, including the Savings Bank, paying 0%. This assessment schedule is the same as that for the BIF, which reached its designated reserve ratio in 1995. In addition, since January 1, 1997, SAIF members are charged an assessment of 0.065% of SAIF-assessable deposits for the purpose of paying interest on the obligations issued by the Financing Corporation ("FICO") in the 1980s to help fund the thrift industry cleanup. BIF-assessable deposits will be charged an assessment to help pay interest on the FICO bonds at a rate of approximately
 .013% until the earlier of December 31, 1999 or the date upon which the last savings association ceases to exist, after which time the assessment will be the same for all insured deposits.

     The DIF Act provides for the merger of the BIF and the SAIF into the Deposit Insurance Fund on January 1, 1999, but only if no insured depository institution is a savings association on that date. The DIF Act contemplates the development of a common charter for all federally chartered depository institutions and the abolition of separate charters for national banks and federal savings associations. It is not known what form the common charter may take and what effect, if any, the adoption of a new charter would have on the operation of the Savings Bank.

     The FDIC may terminate the deposit insurance of any insured depository institution if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. Management is aware of no existing circumstances that could result in termination of the deposit insurance of the Savings Bank.

     Liquidity Requirements. Under OTS regulations, each savings institution is required to maintain an average daily balance of liquid assets (cash, certain time deposits and savings accounts, bankers' acceptances, and specified U.S. Government, state or federal agency obligations and certain other investments) equal to a monthly average of not less than a specified percentage (currently 4.0%) of its net withdrawable accounts plus short-term borrowings. Monetary penalties may be imposed for failure to meet liquidity requirements.

     Prompt Corrective Action. Under the FDIA, each federal banking agency is required to implement a system of prompt corrective action for institutions that it regulates. The federal banking agencies have promulgated substantially similar regulations to implement this system of prompt corrective action. Under the regulations, an institution shall be deemed to be (i) "well capitalized" if it has a total risk-based capital ratio of 10.0% or more, has a Tier I risk-based capital ratio of 6.0% or more, has a leverage ratio of 5.0% or more and is not subject to specified requirements to meet and maintain a specific capital level for any capital measure; (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, has a Tier I risk-based capital ratio of 4.0% or more, has a leverage ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized;" (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, has a Tier I risk-based capital ratio that is less than 4.0% or a leverage ratio that is less than 4.0% (3.0% under certain circumstances); (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, has a Tier I risk-based capital ratio that is less than 3.0% or a leverage ratio that is less than 3.0%; and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%.

     A federal banking agency may, after notice and an opportunity for a hearing, reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category if the institution is in an unsafe or unsound condition or has received in its most recent examination, and has not corrected, a less than satisfactory rating for asset quality, management, earnings or liquidity. The OTS may not, however, reclassify a significantly undercapitalized institution as critically undercapitalized.

     An institution generally must file a written capital restoration plan that meets specified requirements, as well as a performance guaranty by each company that controls the institution, with the appropriate federal banking agency within 45 days of the date that the institution receives notice or is deemed to have notice that it is undercapitalized, significantly undercapitalized or critically undercapitalized. Immediately upon becoming undercapitalized, an institution shall become subject to various mandatory and discretionary restrictions on its operations.

     At December 31, 1997, the Savings Bank was categorized as "well capitalized" under the prompt corrective action regulations of the OTS.

     Standards for Safety and Soundness. The federal banking regulatory agencies have prescribed, by regulation, standards for all insured depository institutions relating to: (i) internal controls, information systems and internal audit systems; (ii) loan documentation; (iii) credit underwriting;
(iv) interest rate risk exposure; (v) asset growth; (vi) asset quality; (vii) earnings, and (viii) compensation, fees and benefits. The regulations set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the OTS determines that the Savings Bank fails to meet any standard prescribed by the regulations, the agency may require the Savings Bank to submit to the agency an acceptable plan to achieve compliance with the standard. OTS regulations establish deadlines for the submission and review of such safety and soundness compliance plans.

     Qualified Thrift Lender Test. All savings associations are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. A savings institution that fails to become or remain a QTL shall either become a national bank or be subject to the following restrictions on its operations: (i) the association may not make any new investment or engage in activities that would not be permissible for national banks; (ii) the association may not establish any new branch office where a national bank located in the savings institution's home state would not be able to establish a branch office; (iii) the association shall be ineligible to obtain new advances from any FHLB; and (iv) the payment of dividends by the association shall be subject to the statutory and regulatory dividend restrictions applicable to national banks. Also, beginning three years after the date on which the savings institution ceases to be a QTL, the savings institution would be prohibited from retaining any investment or engaging in any activity not permissible for a national bank and would be required to repay any outstanding advances to any FHLB. In addition, within one year of the date on which a savings association controlled by a company ceases to be a QTL, the company must register as a bank holding company and become subject to the rules applicable to such companies. A savings institution may requalify as a QTL if it thereafter complies with the QTL test.


     Currently, the QTL test requires that either an institution qualify as a domestic building and loan association under the Internal Revenue Code of 1986, as amended ("Code") or that 65% of an institution's "portfolio assets" (as defined) consist of certain housing and consumer-related assets on a monthly average basis in nine out of every 12 months. Assets that qualify without limit for inclusion as part of the 65% requirement are loans made to purchase, refinance, construct, improve or repair domestic residential housing and manufactured housing; home equity loans; mortgage-backed securities (where the mortgages are secured by domestic residential housing or manufactured housing); FHLB stock; direct or indirect obligations of the FDIC; and loans for educational purposes, loans to small businesses and loans made through credit cards. In addition, the following assets, among others, may be included in meeting the test subject to an overall limit of 20% of the savings institution's portfolio assets: 50% of residential mortgage loans originated and sold within 90 days of origination; 100% of consumer loans; and stock issued by Federal Home Loan Mortgage Corporation or FNMA. Portfolio assets consist of total assets minus the sum of (i) goodwill and other intangible assets, (ii) property used by the savings institution to conduct its business, and (iii) liquid assets up to 20% of the institution's total assets. At December 31, 1997, the Savings Bank was in compliance with the QTL test.

     Capital Requirements. Under OTS regulations a savings association must satisfy three minimum capital requirements: core capital, tangible capital and risk-based capital. Savings associations must meet all of the standards in order to comply with the capital requirements. The Company is not subject to any minimum capital requirements.

     OTS capital regulations establish a 3% core capital or leverage ratio (defined as the ratio of core capital to adjusted total assets). Core capital is defined to include common stockholders' equity, noncumulative perpetual preferred stock and any related surplus, and minority interests in equity accounts of consolidated subsidiaries, less (i) any intangible assets, except for certain qualifying intangible assets; (ii) certain mortgage servicing rights; and (iii) equity and debt investments in subsidiaries that are not "includable subsidiaries," which is defined as subsidiaries engaged solely in activities not impermissible for a national bank, engaged in activities impermissible for a national bank but only as an agent for its customers, or engaged solely in mortgage-banking activities. In calculating adjusted total assets, adjustments are made to total assets to give effect to the exclusion of certain assets from capital and to account appropriately for the investments in and assets of both includable and nonincludable subsidiaries. An institution that fails to meet the core capital requirement would be required to file with the OTS a capital plan that details the steps they will take to reach compliance. In addition, the OTS's prompt corrective action regulation provides that a savings institution that has a leverage ratio of less than 4% (3% for institutions receiving the highest CAMEL examination rating) will be deemed to be "undercapitalized" and may be subject to certain restrictions. See "-- Prompt Corrective Action."

     Savings associations also must maintain "tangible capital" not less than 1.5% of the Savings Bank's adjusted total assets. "Tangible capital" is defined, generally, as core capital minus any "intangible assets" other than purchased mortgage servicing rights.

    Each savings institution must maintain total risk-based capital equal to at least 8% of risk-weighted assets. Total risk-based capital consists of the sum of core and supplementary capital, provided that supplementary capital cannot exceed core capital, as previously defined. Supplementary capital includes (i) permanent capital instruments such as cumulative perpetual preferred stock, perpetual subordinated debt and mandatory convertible subordinated debt, (ii) maturing capital instruments such as subordinated debt, intermediate-term preferred stock and mandatory convertible subordinated debt, subject to an amortization schedule, and (iii) general valuation loan and lease loss allowances up to 1.25% of risk-weighted assets.

     The risk-based capital regulation assigns each balance sheet asset held by a savings institution to one of four risk categories based on the amount of credit risk associated with that particular class of assets. Assets not included for purposes of calculating capital are not included in calculating risk-weighted assets. The categories range from 0% for cash and securities that are backed by the full faith and credit of the U.S. Government to 100% for repossessed assets or assets more than 90 days past due. Qualifying residential mortgage loans (including multi-family mortgage loans) are assigned a 50% risk weight. Consumer, commercial, home equity and residential construction loans are assigned a 100% risk weight, as are nonqualifying residential mortgage loans and that portion of land loans and nonresidential construction loans that do not exceed an 80% loan-to-value ratio. The book value of assets in each category is multiplied by the weighing factor (from 0% to 100%) assigned to that category. These products are then totaled to arrive at total risk-weighted assets. Off-balance sheet items are included in risk-weighted assets by converting them to an approximate balance sheet "credit equivalent amount" based on a conversion schedule. These credit equivalent amounts are then assigned to risk categories in the same manner as balance sheet assets and included risk-weighted assets.

     The OTS has incorporated an interest rate risk component into its regulatory capital rule. Under the rule, savings associations with "above normal" interest rate risk exposure would be subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. A savings association's interest rate risk is measured by the decline in the net portfolio value of its assets (i.e., the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts) that would result from a hypothetical 200 basis point increase or decrease in market interest rates divided by the estimated economic value of the association's assets, as calculated in accordance with guidelines set forth by the OTS. A savings association whose measured interest rate risk exposure exceeds 2% must deduct an interest rate risk component in calculating its total capital under the risk-based capital rule. The interest rate risk component is an amount equal to one-half of the difference between the institution's measured interest rate risk and 2%, multiplied by the estimated economic value of the association's assets. That dollar amount is deducted from an association's total capital in calculating compliance with its risk-based capital requirement. Under the rule, there is a two quarter lag between the reporting date of an institution's financial data and the effective date for the new capital requirement based on that data. A savings association with assets of less than $300 million and risk-based capital ratios in excess of 12% is not subject to the interest rate risk component, unless the OTS determines otherwise. The rule also provides that the Director of the OTS may waive or defer an association's interest rate risk component on a case-by-case basis. Under certain circumstances, a savings association may request an adjustment to its interest rate risk component if it believes that the OTS-calculated interest rate risk component overstates its interest rate risk exposure. In addition, certain "well-capitalized" institutions may obtain authorization to use their own interest rate risk model to calculate their interest rate risk component in lieu of the OTS-calculated amount. The OTS has postponed the date that the component will first be deducted from an institution's total capital.

     Limitations on Capital Distributions. OTS regulations impose uniform limitations on the ability of all savings associations to engage in various distributions of capital such as dividends, stock repurchases and cash-out mergers. In addition, OTS regulations require the Savings Bank to give the OTS 30 days' advance notice of any proposed declaration of dividends, and the OTS has the authority under its supervisory powers to prohibit the payment of dividends. The regulation utilizes a three-tiered approach which permits various levels of distributions based primarily upon a savings association's capital level.

    A Tier 1 savings association has capital in excess of its fully phased-in capital requirement (both before and after the proposed capital distribution). A Tier 1 savings association may make (without application but upon prior notice to, and no objection made by, the OTS) capital distributions during a calendar year up to 100% of its net income to date during the calendar year plus one-half its surplus capital ratio (i.e., the amount of capital in excess of its fully phased-in requirement) at the beginning of the calendar year or the amount authorized for a Tier 2 association. Capital distributions in excess of such amount require advance notice to the OTS. A Tier 2 savings association has capital equal to or in excess of its minimum capital requirement but below its fully phased-in capital requirement (both before and after the proposed capital distribution). Such an association may make (without application) capital distributions up to an amount equal to 75% of its net income during the previous four quarters depending on how close the association is to meeting its fully phased-in capital requirement. Capital distributions exceeding this amount require prior OTS approval. A Tier 3 savings association has capital below the minimum capital requirement (either before or after the proposed capital distribution). A Tier 3 savings association may not make any capital distributions without prior approval from the OTS.

     The Savings Bank currently meets the criteria to be designated a Tier 1 association and, consequently, could at its option (after prior notice to, and no objection made by, the OTS) distribute up to 100% of its net income during the calendar year plus 50% of its surplus capital ratio at the beginning of the calendar year less any distributions previously paid during the year.

     Loans to One Borrower. Under the HOLA, savings institutions are generally subject to the national bank limit on loans to one borrower. Generally, this limit is 15% of the Savings Bank's unimpaired capital and surplus, plus an additional 10% of unimpaired capital and surplus, if such loan is secured by readily-marketable collateral, which is defined to include certain financial instruments and bullion. The OTS by regulation has amended the loans to one borrower rule to permit savings associations meeting certain requirements, including capital requirements, to extend loans to one borrower in additional amounts under circumstances limited essentially to loans to develop or complete residential housing units. At December 31, 1997, the Savings Bank's regulatory limit on loans to one borrower was $1.4 million. However, the Savings Bank's current loans to one borrower limit as set by policy is generally $500,000. At December 31, 1997, the Savings Bank's largest aggregate amount of loans to one borrower was $768,000. These loans were made prior to the establishment of the current limits.

     Activities of Associations and their Subsidiaries. When a savings association establishes or acquires a subsidiary or elects to conduct any new activity through a subsidiary that the association controls, the savings association must notify the FDIC and the OTS 30 days in advance and provide the information each agency may, by regulation, require. Savings associations also must conduct the activities of subsidiaries in accordance with existing regulations and orders.

     The OTS may determine that the continuation by a savings association of its ownership control of, or its relationship to, the subsidiary constitutes a serious risk to the safety, soundness or stability of the association or is inconsistent with sound banking practices or with the purposes of the FDIA. Based upon that determination, the FDIC or the OTS has the authority to order the savings association to divest itself of control of the subsidiary. The FDIC also may determine by regulation or order that any specific activity poses a serious threat to the SAIF. If so, it may require that no SAIF member engage in that activity directly.

     Transactions with Affiliates. Savings associations must comply with Sections 23A and 23B of the Federal Reserve Act relative to transactions with affiliates in the same manner and to the same extent as if the savings association were a Federal Reserve member bank. A savings and loan holding company, its subsidiaries and any other company under common control are considered affiliates of the subsidiary savings association under the HOLA. Generally, Sections 23A and 23B: (i) limit the extent to which the insured association or its subsidiaries may engage in certain covered transactions with an affiliate to an amount equal to 10% of such institution's capital and surplus and place an aggregate limit on all such transactions with affiliates to an amount equal to 20% of such capital and surplus, and (ii) require that all such transactions be on terms substantially the same, or at least as favorable to the institution or subsidiary, as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, the purchase of assets, the issuance of a guarantee and similar types of transactions. Any loan or extension of credit by the Savings Bank to an affiliate must be secured by collateral in accordance with Section 23A.

     Three additional rules apply to savings associations: (i) a savings association may not make any loan or other extension of credit to an affiliate unless that affiliate is engaged only in activities permissible for bank holding companies; (ii) a savings association may not purchase or invest in securities issued by an affiliate (other than securities of a subsidiary); and
(iii) the OTS may, for reasons of safety and soundness, impose more stringent restrictions on savings associations but may not exempt transactions from or otherwise abridge Section 23A or 23B. Exemptions from Section 23A or 23B may be granted only by the Federal Reserve Board, as is currently the case with respect to all FDIC-insured banks. The Savings Bank has not been significantly affected by the rules regarding transactions with affiliates.

     The Savings Bank's authority to extend credit to executive officers, directors and 10% shareholders, as well as entities controlled by such persons, is governed by Sections 22(g) and 22(h) of the Federal Reserve Act, and Regulation O thereunder. Among other things, these regulations generally require that such loans be made on terms and conditions substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. Generally, Regulation O also places individual and aggregate limits on the amount of loans the Savings Bank may make to such persons based, in part, on the Savings Bank's capital position, and requires certain board approval procedures to be followed. The OTS regulations, with certain minor variances, apply Regulation O to savings institutions.

     Community Reinvestment Act. Under the federal Community Reinvestment Act ("CRA"), all federally-insured financial institutions have a continuing and affirmative obligation consistent with safe and sound operations to help meet all the credit needs of its delineated community. The CRA does not establish specific lending requirements or programs nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to meet all the credit needs of its delineated community. The CRA requires the federal banking agencies, in connection with regulatory examinations, to assess an institution's record of meeting the credit needs of its delineated community and to take such record into account in evaluating regulatory applications to establish a new branch office that will accept deposits, relocate an existing office, or merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution, among others. The CRA requires public disclosure of an institution's CRA rating. The Savings Bank received a "satisfactory" rating as a result of its latest evaluation.

Savings and Loan Holding Company Regulations

     Holding Company Acquisitions. The HOLA and OTS regulations issued thereunder generally prohibit a savings and loan holding company, without prior OTS approval, from acquiring more than 5% of the voting stock of any other savings association or savings and loan holding company or controlling the assets thereof. They also prohibit, among other things, any director or officer of a savings and loan holding company, or any individual who owns or controls more than 25% of the voting shares of such holding company, from acquiring control of any savings association not a subsidiary of such savings and loan holding company, unless the acquisition is approved by the OTS.

     Holding Company Activities. As a unitary savings and loan holding company, the Company generally is not subject to activity restrictions under the HOLA. If the Company acquires control of another savings association as a separate subsidiary other than in a supervisory acquisition, it would become a multiple savings and loan holding company. There generally are more restrictions on the activities of a multiple savings and loan holding company than on those of a unitary savings and loan holding company. The HOLA provides that, among other things, no multiple savings and loan holding company or subsidiary thereof which is not an insured association shall commence or continue for more than two years after becoming a multiple savings and loan association holding company or subsidiary thereof, any business activity other than: (i) furnishing or performing management services for a subsidiary insured institution, (ii) conducting an insurance agency or escrow business, (iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary insured institution, (iv) holding or managing properties used or occupied by a subsidiary insured institution, (v) acting as trustee under deeds of trust, (vi) those activities previously directly authorized by regulation as of March 5, 1987 to be engaged in by multiple holding companies or (vii) those activities authorized by the Federal Reserve Board as permissible for bank holding companies, unless the OTS by regulation, prohibits or limits such activities for savings and loan holding companies. Those activities described in (vii) above also must be approved by the OTS prior to being engaged in by a multiple savings and loan holding company.

     Qualified Thrift Lender Test. The HOLA provides that any savings and loan holding company that controls a savings association that fails the QTL test, as explained under "-- Federal Regulation of Savings Banks -- Qualified Thrift Lender Test," must, within one year after the date on which the association ceases to be a QTL, register as and be deemed a bank holding company subject to all applicable laws and regulations.

                             TAXATION

Federal Taxation

     General. The Company and the Savings Bank report their income on a fiscal year basis using the accrual method of accounting and are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Savings Bank's reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Savings Bank or the Company.

     Bad Debt Reserve. Historically, savings institutions such as the Savings Bank which met certain definitional tests primarily related to their assets and the nature of their business ("qualifying thrift") were permitted to establish a reserve for bad debts and to make annual additions thereto, which may have been deducted in arriving at their taxable income. The Savings Bank's deductions with respect to "qualifying real property loans," which are generally loans secured by certain interest in real property, were computed using an amount based on the Savings Bank's actual loss experience, or a percentage equal to 8% of the Savings Bank's taxable income, computed with certain modifications and reduced by the amount of any permitted additions to the non-qualifying reserve. Due to the Savings Bank's loss experience in recent years, the Savings Bank generally recognized a bad debt deduction based on actual loss experience.

     In August 1996, the provisions repealing the current thrift bad debt rules were passed by Congress as part of "The Small Business Job Protection Act of 1996." The new rules eliminate the 8% of taxable income method for deducting additions to the tax bad debt reserves for all thrifts for tax years beginning after December 31, 1995. These rules also require that all institutions recapture all or a portion of their bad debt reserves added since the base year (last taxable year beginning before January 1, 1988). Because the Savings Bank has no post-1987 bad debt reserves, the recapture rules will have no effect on the net income or federal income tax expense. For taxable years beginning after December 31, 1995, the Savings Bank's bad debt deduction will be determined under the experience method using a formula based on actual bad debt experience over a period of years. The unrecaptured base year reserves will not be subject to recapture as long as the institution continues to carry on the business of banking. In addition, the balance of the pre-1988 bad debt reserves continue to be subject to provision of present law referred to below that require recapture in the case of certain excess distributions to shareholders.

     Distributions. To the extent that the Savings Bank makes "nondividend distributions" to the Company, such distributions will be considered to result in distributions from the balance of its bad debt reserve as of December 31, 1987 (or a letter amount if the Savings Bank's loan portfolio decreased since December 31, 1987) and then from the supplemental reserve for losses on loans ("Excess Distributions"), and an amount based on the Excess Distributions will be included in the Savings Bank's taxable income. Nondividend distributions include distributions in excess of the Savings Bank's current and accumulated earnings and profits, distributions in redemption of stock and distributions in partial or complete liquidation. However, dividends paid out of the Savings Bank's current or accumulated earnings and profits, as calculated for federal income tax purposes, will not be considered to result in a distribution from the Savings Bank's bad debt reserve. The amount of additional taxable income created from an Excess Distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, if, after the Conversion, the Savings Bank makes a "nondividend distribution," then approximately one and one-half times the Excess Distribution would be includable in gross income for federal income tax purposes, assuming a 34% corporate income tax rate (exclusive of state and local taxes). See "REGULATION" for limits on the payment of dividends by the Savings Bank. The Savings Bank does not intend to pay dividends that would result in a recapture of any portion of its tax bad debt reserve.

     Corporate Alternative Minimum Tax. The Code imposes a tax on alternative minimum taxable income ("AMTI") at a rate of 20%. The excess of the tax bad debt reserve deduction using the percentage of taxable income method over the deduction that would have been allowable under the experience method is treated as a preference item for purposes of computing the AMTI. In addition, only 90% of AMTI can be offset by net operating loss carry-overs. AMTI is increased by an amount equal to 75% of the amount by which the Savings Bank's adjusted current earnings exceeds its AMTI (determined without regard to this preference and prior to reduction for net operating losses). For taxable years beginning after December 31, 1986, and before January 1, 1996, an environmental tax of .12% of the excess of AMTI (with certain modification) over $2.0 million is imposed on corporations, including the Savings Bank, whether or not an Alternative Minimum Tax ("AMT") is paid.

     Dividends-Received Deduction. The Company may exclude from its income 100% of dividends received from the Savings Bank as a member of the same affiliated group of corporations. The corporate dividends-received deduction is generally 70% in the case of dividends received from unaffiliated corporations with which the Company and the Savings Bank will not file a consolidated tax return, except that if the Company or the Savings Bank owns more than 20% of the stock of a corporation distributing a dividend, then 80% of any dividends received may be deducted.

     Audits. The Savings Bank's federal income tax returns have not been audited within the past five years.

State Taxation

     The Savings Bank is subject to the Mutual Thrift Institutions Tax of the Commonwealth of Pennsylvania based on the Savings Bank's financial net income determined in accordance with generally accepted accounting principles with certain adjustments. The tax rate under the Mutual Thrift Institutions Tax is 11.5%. Interest on Commonwealth of Pennsylvania and Federal obligations is excluded from net income. An allocable portion of net interest expense incurred to carry the obligations is disallowed as a deduction. Three year carryforwards of losses are allowed.

     The Company is subject to the Corporate Net Income Tax and the Capital Stock Tax of the Commonwealth of Pennsylvania.

Item 2.  Description of Property
--------------------------------

     The Savings Bank operates three full-service facilities in Pittsburgh, Pennsylvania. The Savings Bank owns its Spring Hill and Beechview offices and leases its North Shore office. The lease expires in 2010. At December 31, 1997, the net book value of the properties (including land and buildings) and the Savings Bank's fixtures, furniture and equipment was $919,000.

Item 3.  Legal Proceedings
--------------------------

     Periodically, there have been various claims and lawsuits involving the Savings Bank, such as claims to enforce liens, condemnation proceedings on properties on which the Savings Bank holds security interests, claims involving the making and servicing of real property loans and other issues incident to the Savings Bank's business. Neither the Company nor the Savings Bank is a party to any pending legal proceedings that it believes would have a material adverse effect on the financial condition or operations of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1997.

                             PART II

Item 5.  Market for Common Equity and Related Stockholder Matters
-----------------------------------------------------------------

     The information contained under the section captioned "Market for Common Stock and Related Stockholder Matters" on page 42 of the 1997 Annual Report to Stockholders ("Annual Report") is incorporated herein by reference.

Item 6.  Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
Results of Operations or Plan of Operations
-------------------------------------------

     The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning on page 4 of the Annual Report is incorporated herein by reference.

Item 7.  Financial Statements
-----------------------------

    (a)  Financial Statements
         Independent Auditor's Report*
         Consolidated Statements of Financial Condition as of December 31,
          1997 and 1996*
         Consolidated Statement of Operations for the Years Ended
          December 31, 1997 and 1996*
         Consolidated Statements of Retained Earnings for the Years Ended
          December 31, 1997 and 1996*
         Consolidated Statements of Cash Flows for the Years Ended
          December 31, 1997 and 1996*
         Notes to the Consolidated Financial Statements*

        * Included in the Annual Report attached as Exhibit 13 hereto and incorporated herein by reference. All schedules have been omitted as the required information is either inapplicable or included in the Consolidated Financial Statements or related Notes contained in the Annual Report.

Item 8.  Changes in and Disagreements with Accountants on Accounting and
------------------------------------------------------------------------
Financial Disclosure
--------------------

     Not applicable.

                             PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
----------------------------------------------------------------------
Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

Executive Officers

     The following table sets forth certain information regarding the executive officers of the Company.

Name              Age(1)  Position
----              ------  --------
Thomas F. Angotti   50    President and Chief Executive Officer

Vincent C. Ashoff   38    Executive Vice President and Chief Financial Officer

Joanne C. Wienand   56    Corporate Secretary

     The following table sets forth certain information regarding the executive officers of the Savings Bank.

Name              Age(1)  Position
----              ------  --------
Thomas F. Angotti   50    President and Chief Executive Officer

Vincent C. Ashoff   38    Executive Vice President, Chief Financial Officer
                          and Treasurer

Paul F. Hoyson      49    Senior Vice President/Retail Banking

Joanne C. Wienand   56    Vice President and Secretary

Marilyn E.
 Daugherty          63    Vice President, Savings Administration

Michael G.  Dyrwal  46    Vice President, Lending

-------------
(1)  As of December 31, 1997.

     Thomas F. Angotti joined the Savings Bank in 1987 as Operations Manager after 12 years with the OTS, formerly known as the Federal Home Loan Bank Board and the Examination Division of the Federal Home Loan Bank. In 1989 he became the President of the Savings Bank and joined the Board of Directors. In April 1997, Mr. Angotti added the title of Chief Executive Officer.

     Vincent C. Ashoff has been affiliated with the Savings Bank since 1990. In 1997, Mr. Ashoff was appointed to Executive Vice President, Chief Financial Officer and Treasurer. From 1995 to 1997, he served as Senior Vice President/Operations, Chief Financial Officer and Treasurer. Prior to that time, he served in varied capacities including Vice President/Finance and Treasurer. Prior to joining the Savings Bank, he served as a consultant to the thrift industry for seven years.

     Paul F. Hoyson has been the Senior Vice President in charge of retail banking operations for the Savings Bank since August 1995. From August 1993 to August 1995, Mr. Hoyson performed independent financial consulting services. Prior to that time, Mr Hoyson spent 20 years in the banking and financial services industry, including various management positions with Allegheny Valley Bank, Landmark Savings Association, and Gateway Lessor, Inc.

      Joanne C. Wienand joined the Savings Bank in 1992 and has served in various capacities. She was appointed to the position of Vice President/Corporate Secretary in 1997. Ms. Wienand is currently responsible for human resources, marketing, and public and investor relations. Prior to joining the Savings Bank, Ms. Wienand worked for more than 9 years in the financial industry with Fidelity Savings Bank and the former First Federal of Pittsburgh.

     Marilyn E. Daugherty joined the Savings Bank in 1983 following 25 years of experience in the banking and thrift industry. Ms. Daugherty has served the Savings Bank in various capacities including: branch management, marketing, human resources, and retirement plan administration. Currently she serves as the Vice President of Savings Administration.

     Michael G. Dyrwal recently joined the Savings Bank in January 1998 as Vice President of Lending. Prior to joining the Savings Bank, Mr. Dyrwal operated for seven years as President of his own company providing consulting to the financial community in the areas of asset quality review, commercial real estate and residential loan underwriting, and equipment leasing. Mr. Dyrwal has 24 years of lending experience and has held various management positions with Pennwood Savings Bank, Dollar Savings & Loan Association, and Tower Federal Savings & Loan Association.

     The information contained under the section captioned "Proposal I - Election of Directors" contained in the Company's Proxy Statement is incorporated herein by reference. Reference is made to the cover page of this report for information regarding compliance with Section 16(a) of the Exchange Act.

Item 10.  Executive Compensation
--------------------------------

     The information contained under the sections captioned "Executive Compensation," "Directors' Compensation" and "Benefits" under "Proposal I - Election of Directors" in the Proxy Statement is incorporated herein by reference.

Item 11.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

    (a)  Security Ownership of Certain Beneficial Owners

         Information required by this item is incorporated herein by reference to the section captioned "Security Ownership of Certain Beneficial Owners and Management" of the Proxy Statement.

    (b)  Security Ownership of Management

         The information required by this item is incorporated herein by reference to the sections captioned "Security Ownership of Certain Beneficial Owners and Management" of the Proxy Statement.

    (c)  Changes in Control

         The Company is not aware of any arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

Item 12.  Certain Relationships and Related Transactions
--------------------------------------------------------

     The information set forth under the section captioned "Proposal I - Election of Directors - Transactions with Management" in the Proxy Statement is incorporated herein by reference.

                             PART IV

Item 13.  Exhibits List and Reports on Form 8-K
-----------------------------------------------

    (a)  Exhibits

    3.1 Certificate of Incorporation of SHS Bancorp, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 (File No. 333-30231))
    3.2   Bylaws of SHS Bancorp, Inc. (incorporated by reference to Exhibit
          3.2 to the Company's Registration Statement on Form S-1 (File No. 333-30231))
    10.1  Employment Agreement with Thomas F. Angotti
    10.2  Employment Agreement with Vincent C. Ashoff
    13    Annual Report to Stockholders
    21    Subsidiaries of the Registrant
    27    Financial Data Schedule

    (b)  Reports on Form 8-K

         No Reports on Form 8-K were filed during the quarter ended December 31, 1997.

                            SIGNATURES

     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                SHS BANCORP, INC.



Date:  March 18, 1998           By: /s/ Thomas F. Angotti
                                    ---------------------------------------
                                    Thomas F. Angotti
                                    President and Chief Executive Officer

     Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES                      TITLE                     DATE
----------                      -----                     ----

/s/ Thomas F. Angotti
-----------------------------   President, Chief          March 18, 1998
Thomas F. Angotti               Executive Officer and
                                Director (Principal
                                Executive Officer)

/s/ Vincent C. Ashoff
-----------------------------   Chief Financial Officer   March 18, 1998
Vincent C. Ashoff               (Principal Financial
                                and Accounting Officer)

/s/ Guy Dille
-----------------------------   Director                  March 18, 1998
Guy Dille

/s/ George C. Dorsch
-----------------------------   Director                  March 18, 1998
George C. Dorsch

/s/ Edward W. Preskar
-----------------------------   Director                  March 18, 1998
Edward W. Preskar

/s/James G. Caliendo
-----------------------------   Director                  March 18, 1998
James G. Caliendo

                                                                Exhibit 10.1
                       EMPLOYMENT AGREEMENT

     THIS AGREEMENT is made effective as of September 30, 1997, by and between SPRING HILL SAVINGS BANK, FSB (the "BANK"), SHS BANCORP, INC. (the "COMPANY"), a Pennsylvania corporation; and THOMAS F. ANGOTTI ("EXECUTIVE").

     WHEREAS, EXECUTIVE serves in a position of substantial responsibility;

     WHEREAS, the BANK wishes to assure itself of the services of EXECUTIVE for the period provided in this Agreement; and

     WHEREAS, EXECUTIVE is willing to serve in the employ of the BANK on a full-time basis for said period.

     NOW, THEREFORE, in consideration of the mutual covenants herein contained, and upon the other terms and conditions hereinafter provided, the parties hereby agree as follows:

1.   POSITION AND RESPONSIBILITIES.

     During the period of his employment hereunder, EXECUTIVE agrees to serve as President and Chief Executive Officer of the BANK. During said period, EXECUTIVE also agrees to serve, if elected, as an officer and director of the COMPANY or any subsidiary or affiliate of the COMPANY or the BANK. Executive shall render administrative and management duties to the BANK such as are customarily performed by persons situated in a similar executive capacity.

2.   TERMS AND DUTIES.

     (a) The term of this Agreement shall be deemed to have commenced as of the date first above written and shall continue for a period of thirty-six
(36) full calendar months thereafter. Commencing on the first anniversary date, and continuing at each anniversary date thereafter, the Board of Directors of the BANK (the "Board") may extend the Agreement for an additional year. Prior to the extension of the Agreement as provided herein, the Board of Directors of the BANK will conduct a formal performance evaluation of EXECUTIVE for purposes of determining whether to extend the Agreement, and the results thereof shall be included in the minutes of the Board's meeting.

     (b) During the period of his employment hereunder, except for periods of absence occasioned by illness, reasonable vacation periods, and reasonable leaves of absence, EXECUTIVE shall devote substantially all his business time, attention, skill, and efforts to the faithful performance of his duties hereunder including activities and services related to the organization, operation and management of the BANK; provided, however, that, with the approval of the Board, as evidenced by a resolution of such Board, from time to time, EXECUTIVE may serve, or continue to serve, on the boards of directors of, and hold any other offices or positions in, companies or organizations, which, in such Board's judgment, will not present any conflict of interest with the BANK, or materially affect the performance of EXECUTIVE's duties pursuant to this Agreement.

3.   COMPENSATION AND REIMBURSEMENT.

     (a) The compensation specified under this Agreement shall constitute the salary and benefits paid for the duties described in Sections 1 and 2. The BANK shall pay EXECUTIVE as compensation a salary of $80,500 per year ("Base Salary"). Such Base Salary shall be payable in accordance with the customary payroll practices of the BANK. During the period of this Agreement, EXECUTIVE's Base Salary shall be reviewed at least annually; the first such review will be made no later than one year from the date of this Agreement. Such review shall be conducted by a Committee designated by the Board, and the Board may increase EXECUTIVE's Base Salary. In addition to the Base Salary provided in this Section 3(a), the BANK shall provide EXECUTIVE at no cost to EXECUTIVE with all such other benefits as are provided uniformly to permanent full-time employees of the BANK.

     (b) The BANK will provide EXECUTIVE with employee benefit plans, arrangements and perquisites substantially equivalent to those in which EXECUTIVE was participating or otherwise deriving benefit from immediately prior to the beginning of the term of this Agreement, and the BANK will not, without EXECUTIVE's prior written consent, make any changes in such plans, arrangements or perquisites which would adversely affect EXECUTIVE's rights or benefits thereunder. Without limiting the generality of the foregoing provisions of this Subsection (b), EXECUTIVE will be entitled to participate in or receive benefits under any employee benefit plans including, but not limited to, retirement plans, supplemental retirement plans, pension plans, profit-sharing plans, health-and-accident plan, medical coverage or any other employee benefit plan or arrangement made available by the BANK in the future to its senior executives and key management employees, subject to, and on a basis consistent with, the terms, conditions and overall administration of such plans and arrangements. EXECUTIVE will be entitled to incentive compensation and bonuses as provided in any plan, or pursuant to any arrangement of the BANK, in which EXECUTIVE is eligible to participate. Nothing paid to EXECUTIVE under any such plan or arrangement will be deemed to be in lieu of other compensation to which EXECUTIVE is entitled under this Agreement, except as provided under Section 5(e).

     (c)  In addition to the Base Salary provided for by paragraph (a) of this
Section 3, the BANK shall pay or reimburse EXECUTIVE for all reasonable travel and other obligations under this Agreement and may provide such additional compensation in such form and such amounts as the Board may from time to time determine.

4.   PAYMENTS TO EXECUTIVE UPON AN EVENT OF TERMINATION.

     (a) Upon the occurrence of an Event of Termination (as herein defined) during EXECUTIVE's term of employment under this Agreement, the provisions of this Section shall apply. As used in this Agreement, an "Event of Termination" shall mean and include any one or more of the following: (i) the termination by the BANK of EXECUTIVE's full-time employment hereunder for any reason other than a Change in Control, as defined in Section 5(a) hereof; disability, as defined in Section 6(a) hereof; death; retirement, as defined in Section 7 hereof; or Termination for Cause, as defined in Section 8 hereof; (ii) EXECUTIVE's resignation from the BANK's employ, upon (A) unless consented to by EXECUTIVE, a material change in EXECUTIVE's function, duties, or responsibilities, which change would cause EXECUTIVE's position to become one of lesser responsibility, importance, or scope from the position and attributes thereof described in Sections 1 and 2, above (any such material change shall be deemed a continuing breach of this Agreement), (B) a relocation of EXECUTIVE's principal place of employment by more than 35 miles from its location at the effective date of this Agreement, or a material reduction in the benefits and perquisites to EXECUTIVE from those being provided as of the effective date of this Agreement, (C) the liquidation or dissolution of the BANK, or (D) any breach of this Agreement by the BANK. Upon the occurrence of any event described in clauses (A), (B), (C) or (D), above, EXECUTIVE shall have the right to elect to terminate his employment under this Agreement by resignation upon not less than sixty (60) days prior written notice given within a reasonable period of time not to exceed, except in case of a continuing breach, four (4) calendar months after the event giving rise to said right to elect.

     (b) Upon the occurrence of an Event of Termination, the BANK shall pay EXECUTIVE, or, in the event of his subsequent death, his beneficiary or beneficiaries, or his estate, as the case may be, as severance pay or liquidated damages, or both, a sum equal to the payments due to EXECUTIVE for the remaining term of the Agreement, including Base Salary, bonuses, and any other cash or deferred compensation paid or to be paid (including the value of employer contributions that would have been made on EXECUTIVE's behalf over the remaining term of the agreement to any tax-qualified retirement plan sponsored by the BANK as of the Date of Termination), to EXECUTIVE for the term of the Agreement provided, however, that if the BANK is not in compliance with its minimum capital requirements or if such payments would cause the BANK's capital to be reduced below its minimum capital requirements, such payments shall be deferred until such time as the BANK is in capital compliance. All payments made pursuant to this Section 4(b) shall be paid in substantially equal monthly installments over the remaining term of this Agreement following EXECUTIVE's termination; provided, however, that if the remaining term of the Agreement is less than one (1) year (determined as of EXECUTIVE's Date of Termination), such payments and benefits shall be paid to EXECUTIVE in a lump sum within thirty (30) days of the Date of Termination.

     (c) Upon the occurrence of an Event of Termination, the BANK will cause to be continued life, medical, dental and disability coverage substantially identical to the coverage maintained by the BANK for EXECUTIVE prior to his termination. Such coverage shall cease upon the expiration of the remaining term of this Agreement.

5.   CHANGE IN CONTROL.

     (a) No benefit shall be paid under this Section 5 unless there shall have occurred a Change in Control of the COMPANY or the BANK. For purposes of this Agreement, a "Change in Control" of the COMPANY or the BANK shall be deemed to occur if and when (a) an offeror other than the Corporation purchases shares of the stock of the Corporation or the Bank pursuant to a tender or exchange offer for such shares, (b) any person (as such term is used in Sections 13(d) and 14(d)(2) of the Exchange
Act) is or becomes the beneficial owner, directly or indirectly, of securities of the Corporation or the Bank representing twenty-five percent (25%) or more of the combined voting power of the Corporation's or the Bank's then outstanding securities, (c) the membership of the board of directors of the Corporation or the Bank changes as the result of a contested election, such that individuals who were directors at the beginning of any twenty-four
(24) month period (whether commencing before or after the date of adoption of this Agreement) do not constitute a majority of the Board at the end of such period, or (d) shareholders of the Corporation or the Bank approve a merger, consolidation, sale or disposition of all or substantially all of the Corporation's or the Bank's assets, or a plan of partial or complete liquidation.

     (b) If any of the events described in Section 5(a) hereof constituting a Change in Control have occurred or the Board of the BANK or the COMPANY has reasonably determined that a Change in Control has occurred, EXECUTIVE shall be entitled to the benefits provided in paragraphs (c), (d) and (e) of this
Section 5 upon his subsequent involuntary termination following the effective date of a Change in Control (or voluntary termination within twelve (12) months of the effective date of a Change in Control following any demotion, loss of title, office or significant authority, reduction in his annual compensation or benefits (other than a reduction affecting the BANK's personnel generally), or relocation of his principal place of employment by more than thirty-five (35) miles from its location immediately prior to the Change in Control), unless such termination is because of his death, retirement as provided in Section 7, termination for Cause, or termination for Disability.

     (c) Upon the occurrence of a Change in Control followed by EXECUTIVE's termination of employment, the BANK shall pay EXECUTIVE, or in the event of his subsequent death, his beneficiary or beneficiaries, or his estate, as the case may be, as severance pay or liquidated damages, or both, a sum equal to
2.99 times EXECUTIVE's "base amount,"  within the meaning of Section 280G(b)
(3) of the Internal Revenue Code of 1986 ("Code"), as amended. Such payment shall be made in a lump sum paid within ten (10) days of EXECUTIVE's Date of Termination.

     (d) Upon the occurrence of a Change in Control followed by EXECUTIVE's termination of employment, the BANK will cause to be continued life, medical, dental and disability coverage substantially identical to the coverage maintained by the BANK for EXECUTIVE prior to his severance. In addition, EXECUTIVE shall be entitled to receive the value of employer contributions that would have been made on EXECUTIVE's behalf over the remaining term of the agreement to any tax-qualified retirement plan sponsored by the BANK as of the Date of Termination. Such coverage and payments shall cease upon the expiration of thirty-six (36) months.

     (e) Upon the occurrence of a Change in Control, EXECUTIVE shall be entitled to receive benefits due him under, or contributed by the COMPANY or the BANK on his behalf, pursuant to any retirement, incentive, profit sharing, bonus, performance, disability or other employee benefit plan maintained by the BANK or the COMPANY on EXECUTIVE's behalf to the extent that such benefits are not otherwise paid to EXECUTIVE upon a Change in Control.

     (f) Notwithstanding the preceding paragraphs of this Section 5, in the event that the aggregate payments or benefits to be made or afforded to EXECUTIVE under this Section, together with any other payments or benefits received or to be received by EXECUTIVE in connection with a Change in Control, would be deemed to include an "excess parachute payment" under
Section 280G of the Code, then, at the election of EXECUTIVE, (i) such payments or benefits shall be payable or provided to EXECUTIVE over the minimum period necessary to reduce the present value of such payments or benefits to an amount which is one dollar ($1.00) less than three (3) times EXECUTIVE's "base amount" under Section 280G(b)(3) of the Code or (ii) the payments or benefits to be provided under this Section 5 shall be reduced to the extent necessary to avoid treatment as an excess parachute payment with the allocation of the reduction among such payments and benefits to be determined by EXECUTIVE.

6.   TERMINATION FOR DISABILITY.

     (a) If EXECUTIVE shall become disabled as defined in the BANK's then current disability plan (or, if no such plan is then in effect, if EXECUTIVE is permanently and totally disabled within the meaning of Section 22(e)(3) of the Code as determined by a physician designated by the Board), the BANK may terminate EXECUTIVE's employment for "Disability."

     (b) Upon EXECUTIVE's termination of employment for Disability, the BANK will pay EXECUTIVE, as disability pay, a bi-weekly payment equal to three-quarters (3/4) of EXECUTIVE's bi-weekly rate of Base Salary on the effective date of such termination. These disability payments shall commence on the effective date of EXECUTIVE's termination and will end on the earlier of (i) the date EXECUTIVE returns to the full-time employment of the BANK in the same capacity as he was employed prior to his termination for Disability and pursuant to an employment agreement between EXECUTIVE and the BANK; (ii) EXECUTIVE's full-time employment by another employer; (iii) EXECUTIVE attaining the age of sixty-five (65); or (iv) EXECUTIVE's death; or (v) the expiration of the term of this Agreement. The disability pay shall be reduced by the amount, if any, paid to EXECUTIVE under any plan of the BANK providing disability benefits to EXECUTIVE.

     (c) The BANK will cause to be continued life, medical, dental and disability coverage substantially identical to the coverage maintained by the BANK for EXECUTIVE prior to his termination for Disability. This coverage and payments shall cease upon the earlier of (i) the date EXECUTIVE returns to the full-time employment of the BANK, in the same capacity as he was employed prior to his termination for Disability and pursuant to an employment agreement between EXECUTIVE and the BANK; (ii) EXECUTIVE's full-time employment by another employer; (iii) EXECUTIVE's attaining the age of sixty-five (65); (iv) EXECUTIVE's death; or (v) the expiration of the term of this Agreement.

     (d) Notwithstanding the foregoing, there will be no reduction in the compensation otherwise payable to EXECUTIVE during any period during which EXECUTIVE is incapable of performing his duties hereunder by reason of temporary disability.

7.   TERMINATION UPON RETIREMENT; DEATH OF EXECUTIVE; RESIGNATION

     Termination by the BANK of EXECUTIVE based on "Retirement" shall mean retirement at or after attaining age sixty-five (65) or in accordance with any retirement arrangement established with EXECUTIVE's consent with respect to him. Upon termination of EXECUTIVE upon Retirement, EXECUTIVE shall be entitled to all benefits under any retirement plan of the BANK or the COMPANY and other plans to which EXECUTIVE is a party. Upon the death of EXECUTIVE during the term of this Agreement, the BANK shall pay to EXECUTIVE's estate the compensation due to EXECUTIVE through the last day of the calendar month in which his death occurred. Upon the voluntary resignation of EXECUTIVE during the term of this Agreement, other than in connection with an Event of Termination, the BANK shall pay to EXECUTIVE the compensation due to EXECUTIVE through his Date of Termination.

8.   TERMINATION FOR CAUSE.

     For purposes of this Agreement, "Termination for Cause" shall include termination because of EXECUTIVE's personal dishonesty, incompetence, willful misconduct, breach of fiduciary duty involving personal profit, intentional failure to perform stated duties, willful violation of any law, rule, or regulation (other than traffic violations or similar offenses) or final cease-and-desist order, or material breach of any provision of this Agreement. Notwithstanding the foregoing, EXECUTIVE shall not be deemed to have been terminated for Cause unless and until there shall have been delivered to him a copy of a resolution duly adopted by the affirmative vote of not less than a majority of the members of the Board at a meeting of the Board called and held for that purpose (after reasonable notice to EXECUTIVE and an opportunity for him, together with counsel, to be heard before the Board), finding that in the good faith opinion of the Board, EXECUTIVE was guilty of conduct justifying termination for Cause and specifying the reasons thereof. EXECUTIVE shall not have the right to receive compensation or other benefits for any period after termination for Cause. Any stock options granted to EXECUTIVE under any stock option plan or any unvested awards granted under any other stock benefit plan of the BANK, the COMPANY, or any subsidiary or affiliate thereof, shall become null and void effective upon EXECUTIVE's receipt of Notice of Termination for Cause pursuant to Section 10 hereof, and shall not be exercisable by EXECUTIVE at any time subsequent to such Termination for Cause.

     9.   REQUIRED PROVISIONS.

     (a) The BANK may terminate EXECUTIVE's employment at any time, but any termination by the BANK, other than Termination for Cause, shall not prejudice EXECUTIVE's right to compensation or other benefits under this Agreement. EXECUTIVE shall not have the right to receive compensation or other benefits for any period after Termination for Cause as defined in Section 8 herein.

     (b) If EXECUTIVE is suspended and/or temporarily prohibited from participating in the conduct of the BANK's affairs by a notice served under
Section 8(e)(3) or (g)(1) of the Federal Deposit Insurance Act ("FDIA") (12 U.S.C. 1818(e)(3) and (g)(1)), the BANK's obligations under the Agreement shall be suspended as of the date of service, unless stayed by appropriate proceedings. If the charges in the notice are dismissed, the BANK may, in its discretion, (i) pay EXECUTIVE all or part of the compensation withheld while its contract obligations were suspended and (ii) reinstate (in whole or in part) any of its obligations that were suspended.

     (c) If EXECUTIVE is removed and/or permanently prohibited from participating in the conduct of the BANK's affairs by an order issued under
Section 8(e)(4) or (g)(1) of the FDIA (12 U.S.C. 1818(e)(4) or (g)(1)), all
obligations of the BANK under the Agreement shall terminate as of the effective date of the order, but vested rights of the contracting parties shall not be affected.

     (d) If the BANK is in default (as defined in Section 3(x)(1) of the FDIA), all obligations under this Agreement shall terminate as of the date of default, but this paragraph shall not affect any vested rights of the parties.

     (e) All obligations under this Agreement shall be terminated (except to the extent determined that continuation of the Agreement is necessary for the continued operation of the BANK): (i) by the Director of the Office of Thrift Supervision (the "Director") or his designee at the time the Federal Deposit Insurance Corporation enters into an agreement to provide assistance to or on behalf of the BANK under the authority contained in Section 13(c) of the FDIA or (ii) by the Director, or his designee at the time the Director or such designee approves a supervisory merger to resolve problems related to operation of the BANK or when the BANK is determined by the Director to be in an unsafe or unsound condition. Any rights of the parties that have already vested, however, shall not be affected by such action.

     (f) Any payments made to EXECUTIVE pursuant to this Agreement, or otherwise, are subject to and conditioned upon compliance with 12 U.S.C.
Section 1828(k) and any regulations promulgated thereunder.

10.  NOTICE.

     (a) Any purported termination by the BANK or by EXECUTIVE shall be communicated by Notice of Termination to the other party hereto. For purposes of this Agreement, a "Notice of Termination" shall mean a written notice which shall indicate the specific termination provision in this Agreement relied upon and shall set forth in reasonable detail the facts and circumstances claimed to provide a basis for termination of EXECUTIVE's employment under the provision so indicated.

     (b) "Date of Termination" shall mean (A) if EXECUTIVE's employment is terminated for Disability, thirty (30) days after a Notice of Termination is given (provided that he shall not have returned to the performance of his duties on a full-time basis during such thirty (30) day period), and (B) if his employment is terminated for any other reason, other than Termination for Cause, the date specified in the Notice of Termination . In the event of EXECUTIVE's Termination for Cause, the Date of Termination shall be the same as the date of the Notice of Termination.

     (c) If, within thirty (30) days after any Notice of Termination is given, the party receiving such Notice of Termination notifies the other party that a dispute exists concerning the termination, except upon the occurrence of a Change in Control, voluntary termination by EXECUTIVE or upon the EXECUTIVE'S Termination for Cause in which case the Date of Termination shall be the date specified in the Notice, the Date of Termination shall be the date on which the dispute is finally determined, either by mutual written agreement of the parties, by a binding arbitration award, or by a final judgment, order or decree of a court of competent jurisdiction (the time for appeal there from having expired and no appeal having been perfected) and provided further that the Date of Termination shall be extended by a notice of dispute only if such notice is given in good faith and the party giving such notice pursues the resolution of such dispute with reasonable diligence. Notwithstanding the pendency of any such dispute, the BANK will continue to pay EXECUTIVE his full compensation in effect when the notice giving rise to the dispute was given (including, but not limited to, Base Salary) and continue him as a participant in all compensation, benefit and insurance plans in which he was participating when the notice of dispute was given, until the dispute is finally resolved in accordance with this Agreement. Amounts paid under this Section are in addition to all other amounts due under this Agreement and shall not be offset against or reduce any other amounts due under this Agreement.

11.  NON-COMPETITION.

     (a) Upon any termination of EXECUTIVE's employment hereunder pursuant to an Event of Termination as provided in Section 4 hereof, EXECUTIVE agrees not to compete with the BANK and/or the COMPANY for a period of one (1) year following such termination in any city, town or county in which the BANK and/or the COMPANY has an office or has filed an application for regulatory approval to establish an office, determined as of the effective date of such termination. EXECUTIVE agrees that during such period and within said cities, towns and counties, EXECUTIVE shall not work for or advise, consult or otherwise serve with, directly or indirectly, any entity whose business materially competes with the depository, lending or other business activities of the BANK and/or the COMPANY. The parties hereto, recognizing that irreparable injury will result to the BANK and/or the COMPANY, its business and property in the event of EXECUTIVE's breach of this Subsection 11(a) agree that in the event of any such breach by EXECUTIVE, the BANK and/or the COMPANY will be entitled, in addition to any other remedies and damages available, to an injunction to restrain the violation hereof by EXECUTIVE, EXECUTIVE's partners, agents, servants, employers, employees and all persons acting for or with EXECUTIVE. EXECUTIVE represents and admits that in the event of the termination of his employment pursuant to Section 4 hereof, EXECUTIVE's experience and capabilities are such that EXECUTIVE can obtain employment in a business engaged in other lines and/or of a different nature than the BANK and/or the COMPANY, and that the enforcement of a remedy by way of injunction will not prevent EXECUTIVE from earning a livelihood. Nothing herein will be construed as prohibiting the BANK and/or the COMPANY from pursuing any other remedies available to the BANK and/or the COMPANY for such breach or threatened breach, including the recovery of damages from EXECUTIVE.

     (b) EXECUTIVE recognizes and acknowledges that the knowledge of the business activities and plans for business activities of the BANK and affiliates thereof, as it may exist from time to time, is a valuable, special and unique asset of the business of the BANK. EXECUTIVE will not, during or after the term of his employment, disclose any knowledge of the past, present, planned or considered business activities of the BANK or affiliates thereof to any person, firm, corporation, or other entity for any reason or purpose whatsoever. Notwithstanding the foregoing, EXECUTIVE may disclose any knowledge of banking, financial and/or economic principles, concepts or ideas which are not solely and exclusively derived from the business plans and activities of the BANK. In the event of a breach or threatened breach by EXECUTIVE of the provisions of this Section, the BANK will be entitled to an injunction restraining EXECUTIVE from disclosing, in whole or in part, the knowledge of the past, present, planned or considered business activities of the BANK or affiliates thereof, or from rendering any services to any person, firm, corporation, other entity to whom such knowledge, in whole or in part, has been disclosed or is threatened to be disclosed. Nothing herein will be construed as prohibiting the BANK from pursuing any other remedies available to the BANK for such breach or threatened breach, including the recovery of damages from EXECUTIVE.

12.  SOURCE OF PAYMENTS.

     All payments provided in this Agreement shall be timely paid in cash or check from the general funds of the BANK. The COMPANY, however, guarantees all payments and the provision of all amounts and benefits due hereunder to EXECUTIVE and, if such payments are not timely paid or provided by the BANK, such amounts and benefits shall be paid or provided by the COMPANY.

13.  EFFECT ON PRIOR AGREEMENTS AND EXISTING BENEFITS PLANS.

     This Agreement contains the entire understanding between the parties hereto and supersedes any prior employment agreement between the BANK or any predecessor of the BANK and EXECUTIVE, except that this Agreement shall not affect or operate to reduce any benefit or compensation inuring to EXECUTIVE of a kind elsewhere provided. No provision of this Agreement shall be interpreted to mean that EXECUTIVE is subject to receiving fewer benefits than those available to him without reference to this Agreement.

14.  NO ATTACHMENT.

     (a) Except as required by law, no right to receive payments under this Agreement shall be subject to anticipation, commutation, alienation, sale, assignment, encumbrance, charge, pledge, or hypothecation, or to execution, attachment, levy, or similar process or assignment by operation of law, and any attempt, voluntary or involuntary, to affect any such action shall be null, void, and of no effect.

     (b) This Agreement shall be binding upon, and inure to the benefit of, EXECUTIVE, the BANK, the COMPANY and their respective successors and assigns.

15.  MODIFICATION AND WAIVER.

     (a) This Agreement may not be modified or amended except by an instrument in writing signed by the parties hereto.

     (b) No term or condition of this Agreement shall be deemed to have been waived, nor shall there by any estoppel against the enforcement of any provision of this Agreement, except by written instrument of the party charged with such waiver or estoppel. No such written waiver shall be deemed a continuing waiver unless specifically stated therein, and each such waiver shall operate only as to the specific term or condition waived and shall not constitute a waiver of such term or condition for the future as to any act other than that specifically waived.

16.  SEVERABILITY.

     If, for any reason, any provision of this Agreement, or any part of any provision, is held invalid, such invalidity shall not affect any other provision of this Agreement or any part of such provision not held so invalid, and each such other provision and part thereof shall to the full extent consistent with law continue in full force and effect.

17.  HEADINGS FOR REFERENCE ONLY.

     The headings of sections and paragraphs herein are included solely for convenience of reference and shall not control the meaning or interpretation of any of the provisions of this Agreement.

18.  GOVERNING LAW.

     This Agreement shall be governed by the laws of the Commonwealth of Pennsylvania, unless otherwise specified herein; provided, however, that in the event of a conflict between the terms of this Agreement and any applicable federal or state law or regulation, the provisions of such law or regulation shall prevail.

19.  ARBITRATION.

     Any dispute or controversy arising under or in connection with this Agreement shall be settled exclusively by arbitration, conducted before a panel of three arbitrators sitting in a location selected by the employee within one hundred (100) miles from the location of the BANK, in accordance with the rules of the American Arbitration Association then in effect. Judgment may be entered on the arbitrator's award in any court having jurisdiction; provided, however, that EXECUTIVE shall be entitled to seek specific performance of his right to be paid until the Date of Termination during the pendency of any dispute or controversy arising under or in connection with this Agreement.

20.  PAYMENT OF LEGAL FEES.

     All reasonable legal fees paid or incurred by EXECUTIVE pursuant to any dispute or question of interpretation relating to this Agreement shall be paid or reimbursed by the BANK, if successful pursuant to a legal judgment, arbitration or settlement.

21.  INDEMNIFICATION.

     The BANK shall provide EXECUTIVE (including his heirs, executors and administrators) with coverage under a standard directors' and officers' liability insurance policy at its expense, or in lieu thereof, shall indemnify EXECUTIVE (and his heirs, executors and administrators) to the fullest extent permitted under law against all expenses and liabilities reasonably incurred by him in connection with or arising out of any action, suit or proceeding in which he may be involved by reason of his having been a director or officer of the BANK (whether or not he continues to be a directors or officer at the time of incurring such expenses or liabilities), such expenses and liabilities to include, but not be limited to, judgment, court costs and attorneys' fees and the cost of reasonable settlements.

22.  SUCCESSOR TO THE BANK OR THE COMPANY.

     The BANK and the COMPANY shall require any successor or assignee, whether direct or indirect, by purchase, merger, consolidation or otherwise, to all or substantially all the business or assets of the BANK or the COMPANY, expressly and unconditionally to assume and agree to perform the BANK's or the COMPANY's obligations under this Agreement, in the same manner and to the same extent that the BANK or the COMPANY would be required to perform if no such succession or assignment had taken place.

     IN WITNESS WHEREOF, the BANK and the COMPANY have caused this Agreement to be executed and their seal to be affixed hereunto by a duly authorized officer, and EXECUTIVE has signed this Agreement, all on the 30th day of September, 1997.


ATTEST:                            SPRING HILL SAVINGS BANK, FSB
                                   SHS BANCORP, INC.

/s/ Joanne C. Wienand              BY:/s/ Edward W. Preskar
--------------------------------      ---------------------------------------
                                      Edward W. Preskar, Chairman
          [SEAL]
                                      /s/ Guy Dille
                                      ---------------------------------------
                                      Guy Dille

                                      /s/ George C. Dorsch
                                      ---------------------------------------
                                      George C. Dorsch

                                      /s/ James G. Caliendo
                                      ---------------------------------------
                                      James G. Caliendo

WITNESS:

/s/ Joanne C. Wienand                 /s/ Thomas F. Angotti
--------------------------------      ---------------------------------------
                                      EXECUTIVE

                                                              Exhibit 10.2
                       EMPLOYMENT AGREEMENT

     THIS AGREEMENT is made effective as of September 30, 1997, by and between SPRING HILL SAVINGS BANK, FSB (the "BANK"), SHS BANCORP, INC. (the "COMPANY"), a Pennsylvania corporation; and VINCENT C. ASHOFF ("EXECUTIVE").

     WHEREAS, EXECUTIVE serves in a position of substantial responsibility;

     WHEREAS, the BANK wishes to assure itself of the services of EXECUTIVE for the period provided in this Agreement; and

     WHEREAS, EXECUTIVE is willing to serve in the employ of the BANK on a full-time basis for said period.

     NOW, THEREFORE, in consideration of the mutual covenants herein contained, and upon the other terms and conditions hereinafter provided, the parties hereby agree as follows:

1.   POSITION AND RESPONSIBILITIES.

     During the period of his employment hereunder, EXECUTIVE agrees to serve as Senior Vice President/Operations and Chief Financial Officer of the BANK. During said period, EXECUTIVE also agrees to serve, if elected, as an officer of the COMPANY or any subsidiary or affiliate of the COMPANY or the BANK. Executive shall render administrative and management duties to the BANK such as are customarily performed by persons situated in a similar executive capacity.

2.   TERMS AND DUTIES.

     (a) The term of this Agreement shall be deemed to have commenced as of the date first above written and shall continue for a period of thirty-six
(36) full calendar months thereafter. Commencing on the first anniversary date, and continuing at each anniversary date thereafter, the Board of Directors of the BANK (the "Board") may extend the Agreement for an additional year. Prior to the extension of the Agreement as provided herein, the Board of Directors of the BANK will conduct a formal performance evaluation of EXECUTIVE for purposes of determining whether to extend the Agreement, and the results thereof shall be included in the minutes of the Board's meeting.

     (b) During the period of his employment hereunder, except for periods of absence occasioned by illness, reasonable vacation periods, and reasonable leaves of absence, EXECUTIVE shall devote substantially all his business time, attention, skill, and efforts to the faithful performance of his duties hereunder including activities and services related to the organization, operation and management of the BANK; provided, however, that, with the approval of the Board, as evidenced by a resolution of such Board, from time to time, EXECUTIVE may serve, or continue to serve, on the boards of directors of, and hold any other offices or positions in, companies or organizations, which, in such Board's judgment, will not present any conflict of interest with the BANK, or materially affect the performance of EXECUTIVE's duties pursuant to this Agreement.

3.   COMPENSATION AND REIMBURSEMENT.

     (a) The compensation specified under this Agreement shall constitute the salary and benefits paid for the duties described in Sections 1 and 2. The BANK shall pay EXECUTIVE as compensation a salary of $59,000 per year ("Base Salary"). Such Base Salary shall be payable in accordance with the customary payroll practices of the BANK. During the period of this Agreement, EXECUTIVE's Base Salary shall be reviewed at least annually; the first such review will be made no later than one year from the date of this Agreement. Such review shall be conducted by a Committee designated by the Board, and the Board may increase EXECUTIVE's Base Salary. In addition to the Base Salary provided in this Section 3(a), the BANK shall provide EXECUTIVE at no cost to EXECUTIVE with all such other benefits as are provided uniformly to permanent full-time employees of the BANK.

     (b) The BANK will provide EXECUTIVE with employee benefit plans, arrangements and perquisites substantially equivalent to those in which EXECUTIVE was participating or otherwise deriving benefit from immediately prior to the beginning of the term of this Agreement, and the BANK will not, without EXECUTIVE's prior written consent, make any changes in such plans, arrangements or perquisites which would adversely affect EXECUTIVE's rights or benefits thereunder. Without limiting the generality of the foregoing provisions of this Subsection (b), EXECUTIVE will be entitled to participate in or receive benefits under any employee benefit plans including, but not limited to, retirement plans, supplemental retirement plans, pension plans, profit-sharing plans, health-and-accident plan, medical coverage or any other employee benefit plan or arrangement made available by the BANK in the future to its senior executives and key management employees, subject to, and on a basis consistent with, the terms, conditions and overall administration of such plans and arrangements. EXECUTIVE will be entitled to incentive compensation and bonuses as provided in any plan, or pursuant to any arrangement of the BANK, in which EXECUTIVE is eligible to participate. Nothing paid to EXECUTIVE under any such plan or arrangement will be deemed to be in lieu of other compensation to which EXECUTIVE is entitled under this Agreement, except as provided under Section 5(e).

     (c)  In addition to the Base Salary provided for by paragraph (a) of this
Section 3, the BANK shall pay or reimburse EXECUTIVE for all reasonable travel and other obligations under this Agreement and may provide such additional compensation in such form and such amounts as the Board may from time to time determine.

4.   PAYMENTS TO EXECUTIVE UPON AN EVENT OF TERMINATION.

     (a) Upon the occurrence of an Event of Termination (as herein defined) during EXECUTIVE's term of employment under this Agreement, the provisions of this Section shall apply. As used in this Agreement, an "Event of Termination" shall mean and include any one or more of the following: (i) the termination by the BANK of EXECUTIVE's full-time employment hereunder for any reason other than a Change in Control, as defined in Section 5(a) hereof; disability, as defined in Section 6(a) hereof; death; retirement, as defined in Section 7 hereof; or Termination for Cause, as defined in Section 8 hereof; (ii) EXECUTIVE's resignation from the BANK's employ, upon (A) unless consented to by EXECUTIVE, a material change in EXECUTIVE's function, duties, or responsibilities, which change would cause EXECUTIVE's position to become one of lesser responsibility, importance, or scope from the position and attributes thereof described in Sections 1 and 2, above (any such material change shall be deemed a continuing breach of this Agreement), (B) a relocation of EXECUTIVE's principal place of employment by more than 35 miles from its location at the effective date of this Agreement, or a material reduction in the benefits and perquisites to EXECUTIVE from those being provided as of the effective date of this Agreement, (C) the liquidation or dissolution of the BANK, or (D) any breach of this Agreement by the BANK. Upon the occurrence of any event described in clauses (A), (B), (C) or (D), above, EXECUTIVE shall have the right to elect to terminate his employment under this Agreement by resignation upon not less than sixty (60) days prior written notice given within a reasonable period of time not to exceed, except in case of a continuing breach, four (4) calendar months after the event giving rise to said right to elect.

     (b) Upon the occurrence of an Event of Termination, the BANK shall pay EXECUTIVE, or, in the event of his subsequent death, his beneficiary or beneficiaries, or his estate, as the case may be, as severance pay or liquidated damages, or both, a sum equal to the payments due to EXECUTIVE for the remaining term of the Agreement, including Base Salary, bonuses, and any other cash or deferred compensation paid or to be paid (including the value of employer contributions that would have been made on EXECUTIVE's behalf over the remaining term of the agreement to any tax-qualified retirement plan sponsored by the BANK as of the Date of Termination), to EXECUTIVE for the term of the Agreement provided, however, that if the BANK is not in compliance with its minimum capital requirements or if such payments would cause the BANK's capital to be reduced below its minimum capital requirements, such payments shall be deferred until such time as the BANK is in capital compliance. All payments made pursuant to this Section 4(b) shall be paid in substantially equal monthly installments over the remaining term of this Agreement following EXECUTIVE's termination; provided, however, that if the remaining term of the Agreement is less than one (1) year (determined as of EXECUTIVE's Date of Termination), such payments and benefits shall be paid to EXECUTIVE in a lump sum within thirty (30) days of the Date of Termination.

     (c) Upon the occurrence of an Event of Termination, the BANK will cause to be continued life, medical, dental and disability coverage substantially identical to the coverage maintained by the BANK for EXECUTIVE prior to his termination. Such coverage shall cease upon the expiration of the remaining term of this Agreement.

5.   CHANGE IN CONTROL.

     (a) No benefit shall be paid under this Section 5 unless there shall have occurred a Change in Control of the COMPANY or the BANK. For purposes of this Agreement, a "Change in Control" of the COMPANY or the BANK shall be deemed to occur if and when (a) an offeror other than the Corporation purchases shares of the stock of the Corporation or the Bank pursuant to a tender or exchange offer for such shares, (b) any person (as such term is used in Sections 13(d) and 14(d)(2) of the Exchange
Act) is or becomes the beneficial owner, directly or indirectly, of securities of the Corporation or the Bank representing twenty-five percent (25%) or more of the combined voting power of the Corporation's or the Bank's then outstanding securities, (c) the membership of the board of directors of the Corporation or the Bank changes as the result of a contested election, such that individuals who were directors at the beginning of any twenty-four (24) month period (whether commencing before or after the date of adoption of this Agreement) do not constitute a majority of the Board at the end of such period, or (d) shareholders of the Corporation or the Bank approve a merger, consolidation, sale or disposition of all or substantially all of the Corporation's or the Bank's assets, or a plan of partial or complete liquidation.

     (b) If any of the events described in Section 5(a) hereof constituting a Change in Control have occurred or the Board of the BANK or the COMPANY has reasonably determined that a Change in Control has occurred, EXECUTIVE shall be entitled to the benefits provided in paragraphs (c), (d) and (e) of this
Section 5 upon his subsequent involuntary termination following the effective date of a Change in Control (or voluntary termination within twelve (12) months of the effective date of a Change in Control following any demotion, loss of title, office or significant authority, reduction in his annual compensation or benefits (other than a reduction affecting the BANK's personnel generally), or relocation of his principal place of employment by more than thirty-five (35) miles from its location immediately prior to the Change in Control), unless such termination is because of his death, retirement as provided in Section 7, termination for Cause, or termination for Disability.

     (c) Upon the occurrence of a Change in Control followed by EXECUTIVE's termination of employment, the BANK shall pay EXECUTIVE, or in the event of his subsequent death, his beneficiary or beneficiaries, or his estate, as the case may be, as severance pay or liquidated damages, or both, a sum equal to
2.99 times EXECUTIVE's "base amount,"  within the meaning of Section 280G(b)
(3) of the Internal Revenue Code of 1986 ("Code"), as amended. Such payment shall be made in a lump sum paid within ten (10) days of EXECUTIVE's Date of Termination.

     (d) Upon the occurrence of a Change in Control followed by EXECUTIVE's termination of employment, the BANK will cause to be continued life, medical, dental and disability coverage substantially identical to the coverage maintained by the BANK for EXECUTIVE prior to his severance. In addition, EXECUTIVE shall be entitled to receive the value of employer contributions that would have been made on EXECUTIVE's behalf over the remaining term of the agreement to any tax-qualified retirement plan sponsored by the BANK as of the Date of Termination. Such coverage and payments shall cease upon the expiration of thirty-six (36) months.

     (e) Upon the occurrence of a Change in Control, EXECUTIVE shall be entitled to receive benefits due him under, or contributed by the COMPANY or the BANK on his behalf, pursuant to any retirement, incentive, profit sharing, bonus, performance, disability or other employee benefit plan maintained by the BANK or the COMPANY on EXECUTIVE's behalf to the extent that such benefits are not otherwise paid to EXECUTIVE upon a Change in Control.

     (f) Notwithstanding the preceding paragraphs of this Section 5, in the event that the aggregate payments or benefits to be made or afforded to EXECUTIVE under this Section, together with any other payments or benefits received or to be received by EXECUTIVE in connection with a Change in Control, would be deemed to include an "excess parachute payment" under
Section 280G of the Code, then, at the election of EXECUTIVE, (i) such payments or benefits shall be payable or provided to EXECUTIVE over the minimum period necessary to reduce the present value of such payments or benefits to an amount which is one dollar ($1.00) less than three (3) times EXECUTIVE's "base amount" under Section 280G(b)(3) of the Code or (ii) the payments or benefits to be provided under this Section 5 shall be reduced to the extent necessary to avoid treatment as an excess parachute payment with the allocation of the reduction among such payments and benefits to be determined by EXECUTIVE.

6.   TERMINATION FOR DISABILITY.

     (a) If EXECUTIVE shall become disabled as defined in the BANK's then current disability plan (or, if no such plan is then in effect, if EXECUTIVE is permanently and totally disabled within the meaning of Section 22(e)(3) of the Code as determined by a physician designated by the Board), the BANK may terminate EXECUTIVE's employment for "Disability."

     (b) Upon EXECUTIVE's termination of employment for Disability, the BANK will pay EXECUTIVE, as disability pay, a bi-weekly payment equal to three-quarters (3/4) of EXECUTIVE's bi-weekly rate of Base Salary on the effective
date of such termination.   These disability payments shall commence on the
effective date of EXECUTIVE's termination and will end on the earlier of (i) the date EXECUTIVE returns to the full-time employment of the BANK in the same capacity as he was employed prior to his termination for Disability and pursuant to an employment agreement between EXECUTIVE and the BANK; (ii) EXECUTIVE's full-time employment by another employer; (iii) EXECUTIVE attaining the age of sixty-five (65); or (iv) EXECUTIVE's death; or (v) the expiration of the term of this Agreement. The disability pay shall be reduced by the amount, if any, paid to EXECUTIVE under any plan of the BANK providing disability benefits to EXECUTIVE.

     (c) The BANK will cause to be continued life, medical, dental and disability coverage substantially identical to the coverage maintained by the BANK for EXECUTIVE prior to his termination for Disability. This coverage and payments shall cease upon the earlier of (i) the date EXECUTIVE returns to the full-time employment of the BANK, in the same capacity as he was employed prior to his termination for Disability and pursuant to an employment agreement between EXECUTIVE and the BANK; (ii) EXECUTIVE's full-time employment by another employer; (iii) EXECUTIVE's attaining the age of sixty-five (65); (iv) EXECUTIVE's death; or (v) the expiration of the term of this Agreement.

     (d) Notwithstanding the foregoing, there will be no reduction in the compensation otherwise payable to EXECUTIVE during any period during which EXECUTIVE is incapable of performing his duties hereunder by reason of temporary disability.

7.   TERMINATION UPON RETIREMENT; DEATH OF EXECUTIVE; RESIGNATION

     Termination by the BANK of EXECUTIVE based on "Retirement" shall mean retirement at or after attaining age sixty-five (65) or in accordance with any retirement arrangement established with EXECUTIVE's consent with respect to him. Upon termination of EXECUTIVE upon Retirement, EXECUTIVE shall be entitled to all benefits under any retirement plan of the BANK or the COMPANY and other plans to which EXECUTIVE is a party. Upon the death of EXECUTIVE during the term of this Agreement, the BANK shall pay to EXECUTIVE's estate the compensation due to EXECUTIVE through the last day of the calendar month in which his death occurred. Upon the voluntary resignation of EXECUTIVE during the term of this Agreement, other than in connection with an Event of Termination, the BANK shall pay to EXECUTIVE the compensation due to EXECUTIVE through his Date of Termination.

8.   TERMINATION FOR CAUSE.

     For purposes of this Agreement, "Termination for Cause" shall include termination because of EXECUTIVE's personal dishonesty, incompetence, willful misconduct, breach of fiduciary duty involving personal profit, intentional failure to perform stated duties, willful violation of any law, rule, or regulation (other than traffic violations or similar offenses) or final cease-and-desist order, or material breach of any provision of this Agreement. Notwithstanding the foregoing, EXECUTIVE shall not be deemed to have been terminated for Cause unless and until there shall have been delivered to him a copy of a resolution duly adopted by the affirmative vote of not less than a majority of the members of the Board at a meeting of the Board called and held for that purpose (after reasonable notice to EXECUTIVE and an opportunity for him, together with counsel, to be heard before the Board), finding that in the good faith opinion of the Board, EXECUTIVE was guilty of conduct justifying termination for Cause and specifying the reasons thereof. EXECUTIVE shall not have the right to receive compensation or other benefits for any period after termination for Cause. Any stock options granted to EXECUTIVE under any stock option plan or any unvested awards granted under any other stock benefit plan of the BANK, the COMPANY, or any subsidiary or affiliate thereof, shall become null and void effective upon EXECUTIVE's receipt of Notice of Termination for Cause pursuant to Section 10 hereof, and shall not be exercisable by EXECUTIVE at any time subsequent to such Termination for Cause.

     9.   REQUIRED PROVISIONS.

     (a) The BANK may terminate EXECUTIVE's employment at any time, but any termination by the BANK, other than Termination for Cause, shall not prejudice EXECUTIVE's right to compensation or other benefits under this Agreement. EXECUTIVE shall not have the right to receive compensation or other benefits for any period after Termination for Cause as defined in Section 8 herein.

     (b) If EXECUTIVE is suspended and/or temporarily prohibited from participating in the conduct of the BANK's affairs by a notice served under
Section 8(e)(3) or (g)(1) of the Federal Deposit Insurance Act ("FDIA") (12 U.S.C. 1818(e)(3) and (g)(1)), the BANK's obligations under the Agreement shall be suspended as of the date of service, unless stayed by appropriate proceedings. If the charges in the notice are dismissed, the BANK may, in its discretion, (i) pay EXECUTIVE all or part of the compensation withheld while its contract obligations were suspended and (ii) reinstate (in whole or in part) any of its obligations that were suspended.

     (c) If EXECUTIVE is removed and/or permanently prohibited from participating in the conduct of the BANK's affairs by an order issued under
Section 8(e)(4) or (g)(1) of the FDIA (12 U.S.C. 1818(e)(4) or (g)(1)), all
obligations of the BANK under the Agreement shall terminate as of the effective date of the order, but vested rights of the contracting parties shall not be affected.

     (d) If the BANK is in default (as defined in Section 3(x)(1) of the FDIA), all obligations under this Agreement shall terminate as of the date of default, but this paragraph shall not affect any vested rights of the parties.

     (e) All obligations under this Agreement shall be terminated (except to the extent determined that continuation of the Agreement is necessary for the continued operation of the BANK): (i) by the Director of the Office of Thrift Supervision (the "Director") or his designee at the time the Federal Deposit Insurance Corporation enters into an agreement to provide assistance to or on behalf of the BANK under the authority contained in Section 13(c) of the FDIA or (ii) by the Director, or his designee at the time the Director or such designee approves a supervisory merger to resolve problems related to operation of the BANK or when the BANK is determined by the Director to be in an unsafe or unsound condition. Any rights of the parties that have already vested, however, shall not be affected by such action.

     (f) Any payments made to EXECUTIVE pursuant to this Agreement, or otherwise, are subject to and conditioned upon compliance with 12 U.S.C.
Section 1828(k) and any regulations promulgated thereunder.

10.  NOTICE.

     (a) Any purported termination by the BANK or by EXECUTIVE shall be communicated by Notice of Termination to the other party hereto. For purposes of this Agreement, a "Notice of Termination" shall mean a written notice which shall indicate the specific termination provision in this Agreement relied upon and shall set forth in reasonable detail the facts and circumstances claimed to provide a basis for termination of EXECUTIVE's employment under the provision so indicated.

     (b) "Date of Termination" shall mean (A) if EXECUTIVE's employment is terminated for Disability, thirty (30) days after a Notice of Termination is given (provided that he shall not have returned to the performance of his duties on a full-time basis during such thirty (30) day period), and (B) if his employment is terminated for any other reason, other than Termination for Cause, the date specified in the Notice of Termination . In the event of EXECUTIVE's Termination for Cause, the Date of Termination shall be the same as the date of the Notice of Termination.

     (c) If, within thirty (30) days after any Notice of Termination is given, the party receiving such Notice of Termination notifies the other party that a dispute exists concerning the termination, except upon the occurrence of a Change in Control, a voluntary termination by EXECUTIVE or upon the EXECUTIVE'S Termination for Cause in which case the Date of Termination shall be the date specified in the Notice, the Date of Termination shall be the date on which the dispute is finally determined, either by mutual written agreement of the parties, by a binding arbitration award, or by a final judgment, order or decree of a court of competent jurisdiction (the time for appeal there from having expired and no appeal having been perfected) and provided further that the Date of Termination shall be extended by a notice of dispute only if such notice is given in good faith and the party giving such notice pursues the resolution of such dispute with reasonable diligence. Notwithstanding the pendency of any such dispute, the BANK will continue to pay EXECUTIVE his full compensation in effect when the notice giving rise to the dispute was given (including, but not limited to, Base Salary) and continue him as a participant in all compensation, benefit and insurance plans in which he was participating when the notice of dispute was given, until the dispute is finally resolved in accordance with this Agreement. Amounts paid under this Section are in addition to all other amounts due under this Agreement and shall not be offset against or reduce any other amounts due under this Agreement.

11.  NON-COMPETITION.

     (a) Upon any termination of EXECUTIVE's employment hereunder pursuant to an Event of Termination as provided in Section 4 hereof, EXECUTIVE agrees not to compete with the BANK and/or the COMPANY for a period of one (1) year following such termination in any city, town or county in which the BANK and/or the COMPANY has an office or has filed an application for regulatory approval to establish an office, determined as of the effective date of such termination. EXECUTIVE agrees that during such period and within said cities, towns and counties, EXECUTIVE shall not work for or advise, consult or otherwise serve with, directly or indirectly, any entity whose business materially competes with the depository, lending or other business activities of the BANK and/or the COMPANY. The parties hereto, recognizing that irreparable injury will result to the BANK and/or the COMPANY, its business and property in the event of EXECUTIVE's breach of this Subsection 11(a) agree that in the event of any such breach by EXECUTIVE, the BANK and/or the COMPANY will be entitled, in addition to any other remedies and damages available, to an injunction to restrain the violation hereof by EXECUTIVE, EXECUTIVE's partners, agents, servants, employers, employees and all persons acting for or with EXECUTIVE. EXECUTIVE represents and admits that in the event of the termination of his employment pursuant to Section 4 hereof, EXECUTIVE's experience and capabilities are such that EXECUTIVE can obtain employment in a business engaged in other lines and/or of a different nature than the BANK and/or the COMPANY, and that the enforcement of a remedy by way of injunction will not prevent EXECUTIVE from earning a livelihood. Nothing herein will be construed as prohibiting the BANK and/or the COMPANY from pursuing any other remedies available to the BANK and/or the COMPANY for such breach or threatened breach, including the recovery of damages from EXECUTIVE.

     (b) EXECUTIVE recognizes and acknowledges that the knowledge of the business activities and plans for business activities of the BANK and affiliates thereof, as it may exist from time to time, is a valuable, special and unique asset of the business of the BANK. EXECUTIVE will not, during or after the term of his employment, disclose any knowledge of the past, present, planned or considered business activities of the BANK or affiliates thereof to any person, firm, corporation, or other entity for any reason or purpose whatsoever. Notwithstanding the foregoing, EXECUTIVE may disclose any knowledge of banking, financial and/or economic principles, concepts or ideas which are not solely and exclusively derived from the business plans and activities of the BANK. In the event of a breach or threatened breach by EXECUTIVE of the provisions of this Section, the BANK will be entitled to an injunction restraining EXECUTIVE from disclosing, in whole or in part, the knowledge of the past, present, planned or considered business activities of the BANK or affiliates thereof, or from rendering any services to any person, firm, corporation, other entity to whom such knowledge, in whole or in part, has been disclosed or is threatened to be disclosed. Nothing herein will be construed as prohibiting the BANK from pursuing any other remedies available to the BANK for such breach or threatened breach, including the recovery of damages from EXECUTIVE.

12.  SOURCE OF PAYMENTS.

     All payments provided in this Agreement shall be timely paid in cash or check from the general funds of the BANK. The COMPANY, however, guarantees all payments and the provision of all amounts and benefits due hereunder to EXECUTIVE and, if such payments are not timely paid or provided by the BANK, such amounts and benefits shall be paid or provided by the COMPANY.

13.  EFFECT ON PRIOR AGREEMENTS AND EXISTING BENEFITS PLANS.

     This Agreement contains the entire understanding between the parties hereto and supersedes any prior employment agreement between the BANK or any predecessor of the BANK and EXECUTIVE, except that this Agreement shall not affect or operate to reduce any benefit or compensation inuring to EXECUTIVE of a kind elsewhere provided. No provision of this Agreement shall be interpreted to mean that EXECUTIVE is subject to receiving fewer benefits than those available to him without reference to this Agreement.

14.  NO ATTACHMENT.

     (a) Except as required by law, no right to receive payments under this Agreement shall be subject to anticipation, commutation, alienation, sale, assignment, encumbrance, charge, pledge, or hypothecation, or to execution, attachment, levy, or similar process or assignment by operation of law, and any attempt, voluntary or involuntary, to affect any such action shall be null, void, and of no effect.

     (b) This Agreement shall be binding upon, and inure to the benefit of, EXECUTIVE, the BANK, the COMPANY and their respective successors and assigns.

15.  MODIFICATION AND WAIVER.

     (a) This Agreement may not be modified or amended except by an instrument in writing signed by the parties hereto.

     (b) No term or condition of this Agreement shall be deemed to have been waived, nor shall there by any estoppel against the enforcement of any provision of this Agreement, except by written instrument of the party charged with such waiver or estoppel. No such written waiver shall be deemed a continuing waiver unless specifically stated therein, and each such waiver shall operate only as to the specific term or condition waived and shall not constitute a waiver of such term or condition for the future as to any act other than that specifically waived.

16.  SEVERABILITY.

     If, for any reason, any provision of this Agreement, or any part of any provision, is held invalid, such invalidity shall not affect any other provision of this Agreement or any part of such provision not held so invalid, and each such other provision and part thereof shall to the full extent consistent with law continue in full force and effect.

17.  HEADINGS FOR REFERENCE ONLY.

     The headings of sections and paragraphs herein are included solely for convenience of reference and shall not control the meaning or interpretation of any of the provisions of this Agreement.

18.  GOVERNING LAW.

     This Agreement shall be governed by the laws of the Commonwealth of Pennsylvania, unless otherwise specified herein; provided, however, that in the event of a conflict between the terms of this Agreement and any applicable federal or state law or regulation, the provisions of such law or regulation shall prevail.

19.  ARBITRATION.

     Any dispute or controversy arising under or in connection with this Agreement shall be settled exclusively by arbitration, conducted before a panel of three arbitrators sitting in a location selected by the employee within one hundred (100) miles from the location of the BANK, in accordance with the rules of the American Arbitration Association then in effect. Judgment may be entered on the arbitrator's award in any court having jurisdiction; provided, however, that EXECUTIVE shall be entitled to seek specific performance of his right to be paid until the Date of Termination during the pendency of any dispute or controversy arising under or in connection with this Agreement.

20.  PAYMENT OF LEGAL FEES.

     All reasonable legal fees paid or incurred by EXECUTIVE pursuant to any dispute or question of interpretation relating to this Agreement shall be paid or reimbursed by the BANK, if successful pursuant to a legal judgment, arbitration or settlement.

21.  INDEMNIFICATION.

     The BANK shall provide EXECUTIVE (including his heirs, executors and administrators) with coverage under a standard directors' and officers' liability insurance policy at its expense, or in lieu thereof, shall indemnify EXECUTIVE (and his heirs, executors and administrators) to the fullest extent permitted under law against all expenses and liabilities reasonably incurred by him in connection with or arising out of any action, suit or proceeding in which he may be involved by reason of his having been a director or officer of the BANK (whether or not he continues to be a directors or officer at the time of incurring such expenses or liabilities), such expenses and liabilities to include, but not be limited to, judgment, court costs and attorneys' fees and the cost of reasonable settlements.

22.  SUCCESSOR TO THE BANK OR THE COMPANY.

     The BANK and the COMPANY shall require any successor or assignee, whether direct or indirect, by purchase, merger, consolidation or otherwise, to all or substantially all the business or assets of the BANK or the COMPANY, expressly and unconditionally to assume and agree to perform the BANK's or the COMPANY's obligations under this Agreement, in the same manner and to the same extent that the BANK or the COMPANY would be required to perform if no such succession or assignment had taken place.

     IN WITNESS WHEREOF, the BANK and the COMPANY have caused this Agreement to be executed and their seal to be affixed hereunto by a duly authorized officer, and EXECUTIVE has signed this Agreement, all on the 30th day of September, 1997.

ATTEST:                            SPRING HILL SAVINGS BANK, FSB
                                   SHS BANCORP, INC.

/s/ Joanne C. Wienand              BY:/s/ Edward W. Preskar
--------------------------------      ---------------------------------------
                                      Edward W. Preskar, Chairman
          [SEAL]
                                      /s/ Guy Dille
                                      ---------------------------------------
                                      Guy Dille

                                      /s/ George C. Dorsch
                                      ---------------------------------------
                                      George C. Dorsch

                                      /s/ James G. Caliendo
                                      ---------------------------------------
                                      James G. Caliendo

WITNESS:

/s/ Joanne C. Wienand                 /s/ Vincent C. Ashoff
--------------------------------      ---------------------------------------
                                      EXECUTIVE

                                                                Exhibit 13



                             SHS BANCORP, INC.


                               ANNUAL REPORT

                                    1997

                              SELECTED FINANCIAL DATA

                                1997       1996      1995      1994     1993
                               ------     ------    ------    ------   ------
                                           (Dollars in thousands)
SELECTED YEAR-END BALANCES:

Total assets                  $88,572    $81,688   $81,656   $83,920  $92,476
Loans receivable, net          57,925     54,789    52,526    54,888   49,963
Cash and cash equivalents       7,692      3,573     2,829     1,215    8,508
Mortgage-backed securities     16,724     19,557    21,291    22,382   28,682
Investment securities           3,276      1,273     2,160     2,540    2,721
Deposits                       64,513     64,294    65,160    60,836   68,709
Collateralized mortgage
 obligation                     1,395      6,937     8,251     9,546   14,107
Borrowed funds                  8,863      3,772     1,778     7,313    2,500
Total stockholders' equity     12,015      4,840     4,441     4,212    4,226

SELECTED OPERATING DATA:

Interest income                $6,603     $6,323    $6,503    $6,386   $6,777
Interest expense                4,036      4,155     4,460     4,663    5,424
                               ------     ------    ------    ------   ------
Net interest income             2,567      2,168     2,043     1,723    1,353
Provision for loan losses          70        239        64        61        -
Net interest income after      ------     ------    ------    ------   ------
 provision for loan losses      2,497      1,929     1,979     1,662    1,353
Non-interest income               192        968       124       202      598
Non-interest expense            1,653      2,273     1,760     1,718    2,052
Income (loss) before income    ------     ------    ------    ------   ------
 taxes, extraordinary items
 and cumulative effect of
 accounting change              1,036        624       343       146     (101)
Income tax expense (benefit)      403        231       112        46      (39)
Income (loss) before           ------     ------    ------    ------   ------
 extraordinary items and
 cumulative effect of
 accounting change                633        393       231       100      (62)
Extraordinary items, net of
 tax (1)                         (562)         -         -         -      (86)
Cumulative effect of
 accounting change (2)              -          -         -         -      148
                               ------     ------    ------    ------   ------
Net income                        $71       $393      $231      $100       $0
                               ======     ======    ======    ======   ======

KEY OPERATING RATIOS:

Performance Ratios:
  Return on average assets       0.08 %     0.49 %    0.28 %    0.12 %   0.00%
  Return on average equity       1.10       8.54      5.31      2.40     0.00
  Average equity to average
    assets                       7.66       5.68      5.18      4.88     4.30
  Equity to total assets at
    end of period               13.57       5.93      5.44      5.02     4.57
  Interest rate spread (3)       2.83       2.50      2.32      1.89     1.33
  Non-interest expense to
    average total asset          1.95       2.81      2.10      2.01     2.06

Asset Quality Ratios:
  Nonaccrual and 90 days or
   more past due loans
   to loans receivable, net      1.62       2.03      1.43      0.37    4.46
  Nonperforming assets to total
    assets                       1.09       1.41      2.10      1.55    2.99
  Allowance for loan losses to
    total loans receivable       0.76       0.75      0.52      0.48    0.69
  Allowance for loan losses to
    nonperforming               46.91      37.39     36.70    132.67   15.63
  Net charge-offs to average
    loans outstanding            0.08       0.19      0.10      0.26    0.04
----------------------
(1) Reflects losses recorded upon the extinguishment of the Savings Bank's class C CMO bonds in 1997 and the early extinguishment of FHLB advances in 1993.
(2) Reflects adoption of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."
(3) Difference between weighted average yields on interest-earning assets and interest-bearing liabilities.

                              SHS BANCORP, INC.

                             TABLE OF CONTENTS

                                                               Page
                                                              Number
                                                              ------

Selected Financial Data                                Inside Front Cover

Message to Our Shareholders                                      2

Management's Discussion and Analysis                             4

Independent Auditor's Report                                    13

  Consolidated Balance Sheet                                    14

  Consolidated Statement of Income                              15

  Consolidated Statement of Changes in Stockholders' Equity     16

  Consolidated Statement of Cash Flows                          17

  Notes to Consolidated Financial Statements                    19

Common Stock and Related Matters                                42

Corporate Directory                                             43

Corporate Information                                           44

SHS BANCORP, INC. 1997 ANNUAL REPORT

Dear Shareholders, Customers and Friends:

It is with great pleasure that we present the first Annual Report to Shareholders of SHS Bancorp, Inc. for the fiscal year ended December 31, 1997.

The fiscal year 1997 has been an eventful year for our Company. As you are aware, Spring Hill Savings Bank completed its conversion from the mutual form of organization to stock form of ownership on September 30, 1997. A total of 819,950 common shares of SHS Bancorp, Inc. were issued in connection with the conversion, resulting in net capital proceeds of approximately $7 million.

Management intends for the increased capital to support the expansion of the Bank's existing business activities. The Savings Bank will use the funds from the conversion for general corporate purposes, including increased local lending, investment purchases and to support future growth. The formation of the holding company, new office locations and our strong capital base will enable us to continue to serve our customers' changing needs with new products and services.

During 1997, the Bank relocated the main office to One North Shore Center to provide better visibility and an enhanced presence. Also, we completed renovation on our Beechview office as a follow-up to last year's renovation of the Spring Hill office. For expanded customer convenience, we initiated a program to install ATM's at all branch locations. This was completed in early 1998. We are also pleased to announce the OTS's recent approval of our application to open a new office at 3619 California Avenue in the Brighton Heights section of Pittsburgh. We look forward to opening this office and serving this neighborhood by the end of March.

The Board of Directors and Management acknowledge their responsibility to proactively address the level of risk the year 2000 poses for the institution's technology systems and processes. The Savings Bank will continue to extend every effort to assure that all systems will be ready for the year 2000.

Net income for the year was $71,000. Earnings for 1997 were impacted by an after tax charge of $563,000 taken in connection with the extinguishment of a significant portion of the Bank's CMO debt issuance. Although this extraordinary charge adversely affected our 1997 earnings, the Board of Directors and Management believe it will enhance the long term performance of the Company.

Although our organization has and will continue to experience change, our fundamental business philosophies remain constant. These philosophies include a commitment to strong asset quality, prudent risk management, expense control, responsible pricing, controlled profitable growth and a continued focus on community banking.

The Board of Directors and Management are proud of Spring Hill Savings Bank's accomplishments in 1997 and look enthusiastically toward our future. On behalf of the Board of Directors, Management and employees of SHS Bancorp, Inc., we would like to thank all of our shareholders and customers for their confidence and investment in our Company.

Sincerely,

/s/ Thomas F. Angotti

Thomas F. Angotti
President and Chief Executive Officer

/s/ Edward W. Preskar

Edward W. Preskar
Chairman of the Board

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

This discussion and analysis of financial condition and results of operation should be read in conjunction with the audited consolidated financial statements and accompanying notes included in this report.

GENERAL

SHS Bancorp, Inc. (the "Company"), a unitary savings and loan holding company, was incorporated under the laws of the Commonwealth of Pennsylvania in June of 1997 for the purpose of serving as the holding company of Spring Hill Savings Bank, F.S.B. (the "Savings Bank") upon the conversion of the Savings Bank from the mutual to stock form (the "Conversion"). The Conversion was completed on September 30, 1997, at which time the Savings Bank became a wholly-owned subsidiary of the Company. In connection with the Conversion, the Company completed the sale of 819,950 common shares (the "Offering") at $10 per share and received proceeds of $7,059,047, which is net of conversion costs of $484,493 and $655,960 loaned to the Savings Bank's Employee Stock Ownership Plan ("ESOP") for the purchase of shares in the Offering. The Company transferred $4,400,000 of the net proceeds to the Savings Bank for the purchase of all of the capital stock of the Savings Bank. The Company has no significant assets other than the outstanding capital stock of the Savings Bank, a portion of the proceeds of the Offering and a note receivable from the ESOP. The Company's principal business has been limited to the business of the Savings Bank. To aid in the comparative analysis, the Company's operations are measured against those of the Savings Bank for periods preceding the Company's formation.

OPERATING STRATEGY

The Savings Bank's principal business consists of attracting deposits from the general public in the areas surrounding its branch offices and using those funds, together with funds generated from operations and borrowings, to originate one- to four-family residential mortgage loans within the Savings Bank's primary market area, including in recent years an increased emphasis on loans secured by investor owned one- to four-family properties. To a lesser extent, the Savings Bank also originates multi-family, construction, commercial real estate and consumer loans. To complement its loan portfolio and to assist in asset/liability management, the Savings Bank maintains a portfolio of investment and mortgage-backed securities.

The Savings Bank has been, and intends to continue to be, a community oriented financial institution. The Savings Bank's goals include: (1) serving the borrowing and savings needs of the Savings Bank's communities, (2) maintaining strong asset quality, (3) controlling the exposure of earnings to fluctuations in interest rates, and (4) maintaining a stable and adequate stream of earnings to produce a competitive return on equity.

The profitability of the Savings Bank's operations depends primarily on its net interest income, which is the difference between the interest income it receives on its interest-earning assets, principally loans, mortgage backed securities and other investments, and the interest expense on its interest-bearing liabilities, principally deposits and borrowings. The Savings Bank's net income is also affected by its level of non-interest income, non-interest expenses, its provision for loan losses, and income taxes. Non-interest income is comprised of service fees, gain/(loss) on the sale of securities and miscellaneous fees and income. Non-interest expenses include compensation and employee benefits, occupancy and equipment expenses, data processing expenses, deposit insurance premiums and other miscellaneous operating costs.

The financial condition and results of operations of the Savings Bank are significantly affected by prevailing economic conditions, competition and the monetary, fiscal and regulatory policies of governmental agencies. Lending activities are influenced by the general demand for and supply of credit, competition among the varied lenders and the level of interest rates in the Savings Bank's market areas. The Savings Bank's deposit flows and cost of funds are influenced by prevailing market rates of interest, including competing types of investments, as well as account maturities and the levels of personal income and savings within the Savings Bank's market area.

COMPARISON OF FINANCIAL CONDITION

Total assets increased by $6,884,000, or 8.4%, to $88,572,000 at December 31, 1997 from $81,688,000 at December 31, 1996. Much of the increase in assets was related to the proceeds received in the Offering. Cash and cash equivalents, including interest bearing deposits with other banks, increased by $4,119,000 to $7,692,000 at December 31, 1997 from $3,573,000 at December 31, 1996. This increase represented a significant portion of the $7,059,000 in net proceeds received in the Offering.

Loans receivable increased $3,136,000, or 5.7%, for the year from $54,789,000 at December 31, 1996 to $57,925,000 at December 31, 1997. This loan growth was funded through a combination of drawing on cash equivalents and principal repayments from mortgage-backed securities which declined $2,833,000 over the period. Total investment securities, other than mortgage-backed securities, increased by $2,003,000 over the year. These increases reflect Management's election to invest the proceeds from the Offering over time, consistent with its strategy of progressive but measured growth in order to better maintain the net interest margin of the Savings Bank and remain within acceptable risk parameters.

Total liabilities decreased a modest 0.4% for the year from $76,848,000 to $76,557,000. Deposits increased $219,000, or just 0.3%, to $64,513,000 at
December 31, 1997 due entirely to increases in certificates of deposit. Deposit growth was realized for the year even with the net withdrawal of $1,032,000 in deposits in September principally for the purpose of purchasing the Common Stock in the Offering.

The decline in the Collateralized Mortgage Obligation ("CMO") was primarily the result of the Savings Bank's purchase, on March 7, 1997, of the Class C bond of the CMO that was issued in 1987 by the Savings Bank's special purpose finance subsidiary, Spring Hill Funding Corporation ("SHFC"). The repurchase of the bond by the Savings Bank resulted in the extinguishment of the debt in consolidation. The bond was purchased from a third party investor for $4,929,000, which represented the remaining principal balance of $4,800,000 and a $129,000 premium on the principal balance. (See Extraordinary Charge below). The total amount of the purchase was funded through the use of lower cost borrowed funds from the Federal Home Loan Bank ("FHLB"). The debt extinguishment was executed in order to reduce the high cost of the CMO borrowings. Apart from the repurchase and debt extinguishment, the CMO was reduced an additional $1,587,000 from the regular principal pay down on the underlying collateral over the year.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

NET INCOME. The Company had net income of $71,000 for the year ended December 31, 1997, compared to net income of $393,000 in 1996. The reduction in net income for 1997 was the result of an extraordinary charge of $563,000 (net of related income tax benefit of $400,000) that was recorded in the three month period ended March 31, 1997. The extraordinary loss was recorded upon the purchase and extinguishment of a significant portion of the Savings Bank's CMO debt issuance. After tax income before the extraordinary charge was $633,000.

NET INTEREST INCOME. Net interest income increased $399,000, or 18.4%, for 1997 as compared to 1996. Net interest income improved due to an increase in the interest rate spread which resulted primarily from lower funding costs through the changes to the composition of liabilities. This improved liability structure reduced total interest expense despite growth in average liabilities of $1,807,000 in 1997. The liability structure was improved by replacing the higher costing CMO debt with lower costing FHLB advance borrowings. As a result of these lower interest costs, the combined interest expense on the CMO debt and FHLB borrowings declined $228,000 between the two years despite an increase to their combined average balances of $954,000. The average cost of funds on the combined CMO debt and FHLB borrowings declined from 10.8% in 1996 to 7.8% in 1997. Net interest income was further increased by the higher ratio of average interest earning assets to interest bearing liabilities, 105.9% in 1997 as compared to 104.7% in 1996. This improvement was the result of the higher level of average capitalization in 1997, due to the Offering, as compared to 1996.

INTEREST INCOME. Total interest income increased $280,000, or 4.4%, in 1997 as compared to 1996. The increase in interest income was primarily the result of an increase in the average level of interest-earning assets which were $3,177,000 higher in 1997 as compared to 1996. These higher balances resulted in $250,000 of the $279,000 increase in interest income. Interest income also rose in part due to the higher average yield on assets, 8.03% in 1997 as compared to 8.00% in 1996. Interest income on loans receivable rose by $292,000 between the two years primarily as a result of the ongoing growth of the loan portfolio. Interest on mortgaged backed securities declined $147,000 as a result of lower holdings of these investments. Interest income on investment securities increased $44,000 between the years primarily as a result of the increase in the yield on the portfolio which rose to 7.01% from 6.16% due to maturity date extension and the use of callable securities. Interest income on other interest-earning assets rose $91,000, which increase was primarily from interest on deposits with other banks which rose $89,000 as a result of higher balances from the proceeds of the Offering.

INTEREST EXPENSE. Total interest expense declined $119,000 in 1997 to $4,036,000 as compared to $4,155,000 in 1996. The reduction in interest expense was the result of replacing the higher cost CMO debt with lower cost advance borrowings from the FHLB. Reductions to the outstanding balance of the CMO resulted in declines to the related interest expense of $589,000. The CMO balance was reduced from regular principal amortization and the extinguishment of a portion of the debt through the repurchase of one class of bonds of the issue on March 7, 1997. The reduced interest expense on the CMO was partially offset by higher interest expense on borrowed funds, which rose $361,000 to $532,000 in 1997. Combined, these costs on the CMO and borrowed funds declined by $228,000, or 20.7%, despite an increase of $954,000 in the average balances between the two years. Interest expense on deposits rose $109,000 in 1997 as compared to 1996 as a result of higher average deposit balances which rose $1,172,000 between the two years and also from the higher average rate paid on deposits which rose 0.08% from 4.65% in 1996 to 4.73% in 1997.

PROVISION FOR LOAN LOSSES. Provisions for loan losses totaled $70,000 in 1997 as compared to $239,000 in 1996. Provisions were made in 1997 in order to bring the allowance for loan losses to a level that reflects the higher level of loan volume, a reevaluation of individual loans, including loans to a borrower in bankruptcy, and the level of net loan charge-offs during the year. Provisions were higher in 1996 as compared to 1997 as a result of a higher level of net loan charge-offs in 1996 and a reassessment by management in 1996 of the risk percentages for various categories of the loan portfolio.

NON-INTEREST INCOME. Noninterest income decreased $776,000 to $192,000 in 1997 compared to $968,000 in 1996. The decrease was the result of larger one-time gains of $902,000 from the disposition of the Savings Bank's investment in CMO residual securities in 1996 versus a one-time gain of $121,000 realized in 1997 from the disposition of the last remaining CMO residual investment that was owned by the Savings Bank.

NON-INTEREST EXPENSE. Total non-interest expense declined by $620,000 to $1,653,000 in 1997 compared to $2,273,000 in 1996. This decline was due primarily to a reduction in federal deposit insurance premiums of $536,000. Deposit insurance costs in 1996 included a one-time assessment of $414,000 pursuant to legislation to capitalize the SAIF to a reserve level of 1.25%. Additionally, deposit insurance premiums decreased between the periods as a result of the change in the deposit premium costs for savings associations following the recapitalization of the SAIF and secondarily due to an improvement in the Savings Bank's risk classification. Non-interest expense was also favorably affected by lower real estate and repossessed asset expenses and related losses which declined $64,000 to $29,000 in 1997 from $93,000 in 1996. Personnel related expenses decreased by $30,000 during 1997 despite the addition of ESOP related expenses which totaled $27,000. The increased compensation expense related to the ESOP was for the fourth quarter only. The higher compensation expense in 1996 was related to a special profit sharing distribution that was made to all eligible employees of the 401(k) plan.

INCOME TAXES. Income tax expense increased $171,000 to $403,000 in 1997 as a result of pre-tax income increasing by $412,000 to $1,036,000 and, to a lesser extent, due to a slightly higher tax accrual rate.

EXTRAORDINARY CHARGE. Net income in 1997 was adversely affected by a $963,000 charge ($562,525 net of related income tax benefit) taken in connection with the extinguishment of the class C bond of the Savings Bank's CMO debt issuance. The pretax loss was comprised of $727,000 from acceleration of the original issue discount, $129,000 in the form of the premium paid to repurchase the bond and $107,000 in charges associated with accelerating the portion of deferred debt issuance costs related to the bond.

AVERAGE BALANCES, INTEREST, AND YIELDS/COST

The table on the following page sets forth certain information for the years and at the date indicated. This information includes average balances of assets and liabilities as well as the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities and average yields and costs. Such yields and costs for the years indicated are derived by dividing income or expense by the average monthly balance of assets or liabilities, respectively, for the years presented.

AVERAGE BALANCES, INTEREST RATES AND YIELDS

                                     Year Ended December 31,
                          ----------------------------------------------------
                  As of
                  December            1997                      1996
                  31, 1997 ------------------------- -------------------------
                  Weighted         Interest  Average          Interest Average
                  Yield/  Average    and      Yield/ Average    and     Yield/
                  Rate    Balance  Dividends  Cost   Balance  Dividends  Cost
                  ------- -------  --------- ------- -------  --------- ------
                    (%)                 (Dollars in Thousands)
Interest-earning
 assets:
  Loans receiv-
   able (1)        8.50  $56,355   $4,828    8.57 %  $53,215  $4,536    8.52 %
  Investment securi-
   ties (2)        6.59    2,937      206    7.01      2,628     162    6.16
  Mortgage-backed
   securities      7.09   18,992    1,338    7.05     20,883   1,485    7.11
  Other interest-
   earning assets  5.59    3,959      231    5.83      2,340     140    5.98
     Total        -----  -------   ------   -----    ------- ------    -----
      interest-
      earning
      assets       7.93   82,243    6,603    8.03     79,066   6,323    8.00
                                   ------                     ------
Non-interest-
 earning assets            2,418                       1,907
                         -------                     -------
     Total assets        $84,661                     $80,973
                         =======                     =======
Interest-
 bearing liabilities:
  NOW and money
   market
   accounts        2.88    9,950      286    2.87      9,480     258    2.72
  Savings accounts 3.12   13,136      409    3.11     13,334     416    3.12
  Time certi-
   ficates of
   deposit         5.76   43,415    2,467    5.68     42,515   2,379    5.60
  Collateralized
   mortgage
   obligations    11.75    2,921      342   11.71      7,565     931   12.31
  Borrowed funds   6.47    8,227      532    6.47      2,629     171    6.50
     Total        -----  -------   ------   -----    -------  ------   -----
      interest-
      bearing
      liabilities  5.14   77,649    4,036    5.20     75,523   4,155    5.50
Non-interest-            -------   ------            -------  ------
 bearing
 liabilities                 530                         849
     Total               -------                     -------
      liabilities         78,179                      76,372
                         -------                     -------
Total equity               6,482                       4,601
     Total               -------                     -------
      liabilities
      and total
      equity             $84,661                     $80,973
                         =======                     =======
Net interest
 income                            $2,567                     $2,168
Interest rate                      ======                     ======
 spread            2.79                      2.83 %                     2.50 %
Net interest
 margin (3)                                  3.12 %                     2.74 %
Average
 interest-
 earning
 assets to
 average
 interest-
 bearing
 liabilities                               105.92 %                   104.69 %

----------------------
(1) Average balances include non-accrual loans.
(2) Average balances include investment securities held to maturity, available for sale and short-term investments.
(3) Net interest income divided by average interest-earning assets.

RATE/VOLUME ANALYSIS

The following table sets forth the effects of changing rates and volumes on the interest income and interest expense of the Savings Bank for the years indicated. Information is provided for each category of interest-earning asset and interest-bearing liability with respect to: (i) effects attributable to changes in rate (changes in rate multiplied by prior year's volume); (ii) effects attributable to changes in volume (changes in volume multiplied by prior year's rate); and (iii) effects attributable to changes in rate/volume (changes in rate multiplied by changes in volume).

                                       Year Ended Dec. 31, 1997
                                       Compared to Dec. 31, 1996
                                       Increase (Decrease) Due to
                             -----------------------------------------------
                              Volume       Rate       Rate/Volume      Net
                             --------     -------     -----------    -------
                                              (In Thousands)

Interest Income:
  Loans receivable           $  268       $   27        $  (3)       $  292
  Investment securities          19           22            3            44
  Mortgage-backed securities   (134)         (13)          --          (147)
  Other interest-earning
   assets                        97           (4)          (2)           91
                             ------       ------        -----        ------
    Total interest income       250           32           (2)          280
                             ------       ------        -----        ------
Interest Expense:
  NOW and money market
   accounts                      13           14            1            28
  Savings accounts               (6)          (1)           0            (7)
  Time certificates of
   deposit                       50           34            4            88
  Collateralized mortgage
   obligation                  (572)         (45)          28          (589)

  Borrowed funds                364           (1)          (2)          361
                             ------       ------        -----        ------
    Total interest expense     (151)           1           31          (119)
                             ------       ------        -----        ------
Net Change in Interest
 Income                      $  401       $   31        $ (33)       $  339
                             ======       ======        =====        ======

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of funds are the Savings Bank's deposits, amortization and prepayment of loans, maturities of, and repayments from investment securities, and funds provided from operations. While scheduled loan repayments are a relatively predictable source of funds, loan prepayments and deposit flows are influenced by general interest rates, economic conditions and competition. In light of these exogenous variables and to provide an adequate source of funding for its operations, the Savings Bank maintains a varying level of funds in overnight deposits, as well as a credit facility through the Federal Home Loan Bank ("FHLB") of Pittsburgh. This available credit arrangement with the FHLB includes a currently unused line of credit which totaled $4,427,000 at December 31, 1997. At December 31, 1997, the Savings Bank had outstanding term borrowings from the FHLB of $8,862,707.

Additionally, the Savings Bank is required to maintain long term liquidity in excess of a prescribed minimum regulatory ratio of 4% of net withdrawable accounts. In 1997, the regulatory requirements for liquidity were revised wherein the long term requirement was reduced from 5%, the short term requirement was withdrawn and certain of the limitations on the definition of liquid assets were relaxed. As a matter of practice, the Savings Bank normally maintains liquidity in excess of the regulatory minimums. At December 31, 1997 this ratio was 9.68%.

At December 31, 1997, the Savings Bank had $1,140,000 in outstanding mortgage, credit lines and construction loan commitments. Management believes it has adequate sources to meet its funding requirements.

Management monitors risk-based capital and leverage ratios in order to assess compliance with regulatory guidelines. At December 31, 1997, the Savings Bank had risk-based capital of 23.48% and a leverage capital ratio of 10.85% of tangible assets. The Company's and Savings Bank's GAAP capital ratios were 13.57% and 10.86%, respectively.

ASSET AND LIABILITY MANAGEMENT

Management seeks to limit the exposure of the Savings Bank's earnings to changes in market interest rates by attempting to manage the mismatch between asset and liability maturities and interest rates. The Savings Bank's management meets at least quarterly to review the asset/liability policies and interest rate risk position of the Savings Bank. This quarterly review includes analysis of certain interest rate risk measurement reports provided by the Office of Thrift Supervision ("OTS"). Using data from the Savings Bank's quarterly reports provided to the OTS, the Savings Bank receives a report which measures interest rate risk by modeling the change in Net Portfolio Value ("NPV") over a range of up and down 4% in interest rates. NPV is the difference in the present value of expected cash flows from assets, liabilities and off-balance sheet items. The calculation is intended to reflect the impact on NPV given an immediate and sustained change in interest rates without giving effect to any remedial steps that management might take to reduce the impact.

The following table is provided by the OTS and illustrates the change in NPV at December 31, 1997, based on OTS assumptions, including those mentioned above.

                                                         NPV as % of
                     Net Portfolio Value           Portfolio Value of Assets
Change        ----------------------------------   -------------------------
in Rates      $ Amount     $ Change     % Change    NPV Ratio        Change
--------      --------     --------     --------    ---------        ------
                           (Dollars in Thousands)

+400          $7,509       $(4,230)      (36)%        9.29%         (404) bp
+300           8,711        (3,028)      (26)        10.53          (280)
+200           9,898        (1,841)      (16)        11.69          (164)
+100          10,978          (761)       (6)        12.69           (64)
No Change     11,739            --        --         13.33            --
(100)         11,934           195         2         13.40             7
(200)         11,734            (5)        0         13.07           (26)
(300)         11,722           (17)        0         12.93           (40)
(400)         11,975           236         2         13.04           (29)

In the above table, the first column on the left presents the change in rates in basis points (1 basis point is equal to .01%). The second column presents the overall dollar valuation of NPV for each assumed interest rate level. The third and fourth columns present the Savings Bank's change in the NPV in dollar and percentage terms for the various interest rate levels. The final two columns reflect the ratio of NPV to the portfolio value of total assets and the change in that ratio in basis points for each of the assumed interest rate levels.

The table on the following page is also provided by the OTS. It summarizes, by comparison, the key interest rate sensitivity measures for both December 31, 1997 and December 31, 1996.

                                       Dec. 31, 1997          Dec. 31, 1996
                                       -------------          -------------

   NPV Ratio at No Change in Rates         13.33%                  7.51%

RISK MEASURES:  200 BASIS POINT RATE SHOCK:

   Exposure Measure:  Post-Shock NPV
    Ratio . . . . . . . . . . . . . .      11.69%                  6.14%
   Sensitivity Measure:  Change in NPV
    Ratio . . . . . . . . . . . . . .      (164) bp               (137) bp

The Savings Bank's measures of interest rate sensitivity have increased between year end 1996 to year end 1997 with the sensitivity measure, or change in the NPV ratio for a change in rates of 200 basis points, increasing from
(137) basis points to (164) basis points. This measured increase in exposure is within prescribed policy limits and is the result of the Savings Bank's increased capacity for greater levels of exposure due to the capital raised in the Offering. This increased capacity is reflected in the comparison of the change in NPV for year end 1997 and 1996 with a 200 basis point change in rates. For December 31, 1997, NPV was calculated to change ($1,841,000) which equated to (16)% of the pre-shock NPV of $11,739,000, this compares to 1996 levels of ($1,352,000), or (21)%, of the pre-shock NPV which was $6,296,000.

DATA PROCESSING ISSUES FOR THE YEAR 2000

Many older computer systems, programs and applications use two digits to identify the year. Such systems, if they are not adapted to appropriately identify years beyond 1999, could fail or produce erroneous results by the year 2000. All of the material data processing of the Savings Bank that could be affected by this problem is provided by a national third party service bureau and, to a lesser extent, two additional third party service providers. Consequently, the Savings Bank is significantly dependent upon their progress toward achieving a comprehensive processing solution. The Savings Bank has adopted a Plan for achieving year 2000 compliance. Part of this Plan is to monitor the progress of the remedial actions that have been implemented and are being implemented by the service bureau to achieve proper system functioning. In connection with these efforts, the service bureau is reporting that substantially all of the necessary remediation will be completed by June 1998 and testing of these systems underway by that time. The Savings Bank's Plan calls for certain contingency planning, including review of the merits and feasibility of converting to an alternative service bureau should the current service bureau's testing process produce unacceptable results.

Internally, the Savings Bank has determined that certain computer hardware and programs must be modified and/or replaced in advance of the year 2000. The Savings Bank has determined that the financial costs associated with these actions, and those of the service bureau, are not expected to be material. This is largely due to the process of technological upgrades that are in the normal course of business. It is anticipated that preparations and testing for year 2000 preparedness will continue to require significant staff attention. Should the Savings Bank's service bureau and certain other third parties be unable to fulfill their contractual obligations to the Savings Bank, and depending on the timing of these failures, the Savings Bank could encounter serious difficulties locating and obtaining the services of alternative vendors. Such complications could have a significant adverse impact on the financial condition and results of operations of the Savings Bank.

NONPERFORMING ASSETS

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

                                             Dec. 31,          Dec. 31,
                                               1997              1996
                                             -------           --------
                                               (dollars in thousands)

Loans on nonaccrual basis                    $   933           $  1,110
Loans past due 90 days or more                     7                 --
                                             -------           --------
      Total nonperforming loans                  940              1,110
                                             -------           --------
Real estate owned                                 13                 13

Repossessed assets                                12                 31
                                             -------           --------
Total nonperforming assets                   $   965           $  1,154
                                             =======           ========
Nonperforming loans as a percent
 of net loans                                  1.62%               2.03%
                                             -------           --------
Nonperforming assets as a percent
 of total assets                               1.09%               1.41%
                                             -------           --------
Restructured loans                           $   99                  --
                                             -------           --------
Potential problem loans                      $   278           $    287
                                             -------           --------

During 1997, loans increased $3,136,000 and nonperforming loans decreased $170,000 while the allowance for loan losses increased $26,000. The percentage of allowance for loan losses to total loans outstanding increased slightly to
 .76% from .75% during the year.

Potential problem loans consist of two loans to one borrower. These loans have been outstanding since April 1986 and April 1987. Whereas management believes that there is adequate collateral value to reduce the risk of potential loss, the payment patterns by the borrower are such that the loans are carried as potential problem loans since they exhibit risk of being reported as nonaccrual.

Provisions for loan losses are charged to operations to bring the total allowance for loan losses to a level considered by management to be adequate to provide for estimated losses based on management's evaluation of individual loans, economic factors, past loan loss experiences, changes in the composition and volume of the portfolio, and other relevant factors. Management believes the level of the allowance for loan losses at December 31, 1997 is sufficient; however, there can be no assurance that the current allowance for loan losses will be adequate to absorb all future losses.

IMPACT OF INFLATION AND CHANGING PRICES

The financial statements and related financial data presented herein have been prepared in accordance with GAAP, which requires measurement of financial position and operating results in terms of historical dollars, without considering changes in relative purchasing power over time due to inflation.

Unlike most industrial companies, virtually all of the Savings Bank's assets and liabilities are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution's performance than does the effect of inflation.

SNODGRASS
Certified Public Accountants and Consultants


                       REPORT OF INDEPENDENT AUDITORS
                       ------------------------------


Board of Directors
SHS Bancorp, Inc.

We have audited the accompanying consolidated balance sheet of SHS Bancorp, Inc. and subsidiary as of December 31, 1997 and 1996, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SHS Bancorp, Inc. and subsidiary as of December 31, 1997 and 1996, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ S.R. Snodgrass, A.C.

Wexford, PA
March 3, 1998

                                       13
S.R. Snodgrass, A.C.
101 Bradford Road Wexford, PA 15090-6909 Phone: 412-934-0344 Facsimile: 412-934-0345

                             SHS BANCORP, INC.
                        CONSOLIDATED BALANCE SHEET

                                                          December 31,
                                                        1997           1996
                                                  -------------  -------------
ASSETS
Cash and due from banks                           $     685,622  $    584,634
Interest-bearing deposits with other banks            5,007,919     1,516,281
Short-term investments                                1,998,742     1,471,641
                                                  -------------  ------------
   Cash and cash equivalents                          7,692,283     3,572,556

Investment securities available for sale                852,829       826,407
Investment securities held to maturity (market
  value of $2,473,368 and $446,601)                   2,422,926       446,288
Mortgage-backed securities available for sale         2,129,682     2,430,439
Mortgage-backed securities held to maturity (market
 value of $14,934,833 and $17,249,409)               14,594,274    17,126,963
Loans receivable (net of allowance for loan
 losses of $440,982 and $415,426)                    57,925,275    54,789,033
Accrued interest receivable                             504,589       498,502
Premises and equipment                                  918,597       787,378
Federal Home Loan Bank stock                            607,022       594,722
Other assets                                            924,047       615,653
                                                  -------------  ------------
   TOTAL ASSETS                                   $  88,571,524  $ 81,687,941
                                                  =============  ============
LIABILITIES
Deposits                                          $  64,513,197  $ 64,294,119
Advances by borrowers for taxes and insurance         1,128,622     1,062,206
Collateralized mortgage obligation                    1,394,821     6,937,405
Borrowed funds                                        8,862,707     3,772,036
Accrued interest payable                                116,833       161,240
Other liabilities                                       540,411       620,918
                                                  -------------  ------------
   TOTAL LIABILITIES                                 76,556,591    76,847,924
                                                  -------------  ------------
COMMITMENTS AND CONTINGENCIES (Note 15)

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value, 5,000,000 shares
   authorized; none issued                                    -             -

Common stock, $.01 par value; 10,000,000 shares
 authorized, 819,950 issued                               8,200             -
Additional paid in capital                            7,716,938             -
Retained earnings - substantially restricted          4,960,280     4,889,486
Unallocated shares held by Employee Stock
  Ownership Plan (ESOP)                                (639,550)            -
Net unrealized gain (loss) on securities                 12,173        (6,361)
Pension adjustment                                      (43,108)      (43,108)
                                                  -------------  ------------
   TOTAL STOCKHOLDERS' EQUITY                        12,014,933     4,840,017
                                                  -------------  ------------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $  88,571,524  $ 81,687,941
                                                  =============  ============

See accompanying notes to the consolidated financial statements.

                                 SHS BANCORP, INC.
                         CONSOLIDATED STATEMENT OF INCOME


                                                      Year Ended December 31,
                                                       1997           1996
                                                  -------------  -------------
INTEREST INCOME:
  Loans receivable                                $   4,827,955  $   4,536,255
  Interest-bearing deposits with other banks            191,449        102,592

  Investment securities                                 206,443        162,043
  Mortgage-backed securities                          1,338,438      1,485,049
  Dividends on Federal Home Loan Bank stock              38,514         37,491
                                                  -------------  -------------
              Total interest and dividend income      6,602,799      6,323,430
                                                  -------------  -------------
INTEREST EXPENSE:
  Deposits                                            3,148,440      3,040,296
  Advances by borrowers for taxes and insurance          12,782         13,080
  Collateralized mortgage obligation                    342,007        930,669
  Borrowed funds                                        532,482        171,169
                                                  -------------  -------------
              Total interest expense                  4,035,711      4,155,214
                                                  -------------  -------------
NET INTEREST INCOME                                   2,567,088      2,168,216

   Provision for loan losses                             69,734        239,370
                                                  -------------  -------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES   2,497,354      1,928,846
                                                  -------------  -------------
NONINTEREST INCOME
  Service charges on deposits                            35,970         33,792
  Investment securities gains, net                      123,076        902,488
  Other income                                           32,882         31,828
                                                  -------------  -------------
              Total noninterest income                  191,928        968,108
                                                  -------------  -------------
NONINTEREST EXPENSE
  Compensation and employee benefits                    838,771        869,422
  Occupancy and equipment                               208,141        207,790
  Federal insurance premium                              41,518        577,941
  Data processing                                        99,174         89,092
  Real estate operations, net                            28,748         93,286
  Other operating expenses                              436,994        435,432
                                                  -------------  -------------
              Total noninterest expense               1,653,346      2,272,963
                                                  -------------  -------------
Income before income taxes and extraordinary item     1,035,936        623,991
Income tax expense                                      402,617        231,247

Income before extraordinary item                        633,319        392,744

Extraordinary item:
Loss on extinguishment of debt, net
  of related income taxes of $400,537                   562,525              -
                                                  -------------  -------------
NET INCOME                                        $      70,794  $     392,744
                                                  =============  =============
EARNINGS PER SHARE (Since inception
 September 30, 1997)                                    $  0.25  $     N/A

WEIGHTED AVERAGE SHARES OUTSTANDING                     755,266        N/A

See accompanying notes to the consolidated financial statements.

                                                SHS BANCORP, INC.
                         CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                          Retained     Unallo-      Net
                    Add-                  Earnings -   cated        Unrealized
                    tional                Sub-         Shares       Gain
                    Common   Paid-In      stantially   Held by      (Loss) on   Pension
                    Stock    Capital      Restricted   ESOP         Securities  Adjustment    Total
                    -------  ----------   ----------   ----------   ----------  ----------  -----------
Balance, December
 31, 1995           $    -   $        -   $4,496,742   $       -     $(4,622)   $(51,492)   $ 4,440,628

Net income                                   392,744                                            392,744

Net unrealized
 loss on
 securities                                                           (1,739)                    (1,739)

Unfunded pension
 loss                                                                              8,384          8,384
                    ------   ----------   ----------   ---------     -------    --------    -----------
Balance, December
 31, 1996                -            -    4,889,486           -      (6,361)    (43,108)     4,840,017

Issuance of 819,950
 shares of common
 stock on September
 30, 1997, net of
 conversion costs    8,200    7,706,808                 (655,960)                             7,059,048

Release of earned
 ESOP shares                     10,130                   16,410                                 26,540

Net income                                    70,794                                             70,794

Net unrealized
 gain on
 securities                                                           18,534                     18,534
                    ------   ----------   ----------   ---------     -------    --------    -----------
Balance, December
 31, 1997           $8,200   $7,716,938   $4,960,280   $(639,550)    $12,173    $(43,108)   $12,014,933
                    ======   ==========   ==========   =========     =======    ========    ===========
See accompanying notes to the consolidated financial statements.
                                                               16

                               SHS BANCORP, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS

                                                     Year Ended December 31,
                                                       1997           1996
                                                   ------------  -------------
OPERATING ACTIVITIES
Net income                                         $     70,794  $   392,744
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Provision for losses on loans and real estate owned   69,734      260,612
   Depreciation and amortization                        300,065      385,884
   Net securities gains                                (123,076)    (902,488)
   Loss on extinguishment of debt                       963,062          -
   Net losses on sale of real estate owned                  -         12,981
   Deferred income taxes                                (52,934)    (124,280)
   Release of unearned ESOP shares                       26,540          -
   Decrease (increase) in accrued interest receivable    (6,087)      37,795
   Decrease in accrued interest payable                 (44,407)      (7,864)
   Other, net                                          (517,148)     (88,276)
                                                   ------------  -----------
 Net cash provided by (used for) operating activities   686,543      (32,892)
                                                   ------------  -----------
INVESTING ACTIVITIES
   Investment securities available for sale:
      Purchases                                      (1,543,882)    (500,547)
      Proceeds from sales                             1,623,601    1,122,351
      Maturities and repayments                          27,557       98,104
   Investment securities held to maturity:
      Purchases                                      (2,749,609)  (4,954,808)
      Maturities and repayments                         772,971    5,676,297
   Mortgage-backed securities available for sale:
      Purchases                                             -       (510,170)
      Maturities and repayments                         319,050      368,845
   Mortgage-backed securities held to maturity:
      Purchases                                      (2,329,683)  (2,890,899)
      Maturities and repayments                       4,822,741    4,734,188
   Net increase in loans receivable                  (3,205,976)  (1,629,778)
   Purchase of Federal Home Loan Bank stock             (12,300)      (3,422)
   Purchase of premises and equipment, net             (210,963)    (563,157)
   Proceeds from sales of real estate owned                 -         40,819
   Other, net                                               -        (20,000)
                                                   ------------   -----------
 Net cash provided by (used for) investing
   activities                                      $ (2,486,493) $   967,823
                                                   ============  ===========

See accompanying notes to the consolidated financial statements.

                              SHS BANCORP, INC.
                CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)


                                                   Year Ended December 31,
                                                     1997           1996
                                                  -----------  -------------
FINANCING ACTIVITIES
   Net increase (decrease) in deposits            $   219,078  $   (866,088)
   Increase (decrease) in advances by borrowers for
     taxes and insurance                               66,416       (90,338)
   Collateralized mortgage obligation payments     (1,586,536)   (1,574,866)
   Extinguishment of debt                          (4,929,000)            -
   Proceeds from borrowed funds                     5,158,421     3,000,000
   Repayment of borrowed funds                        (67,750)   (1,005,964)
   Proceeds from the issuance of common stock       7,059,048             -
 Net cash provided by (used for) financing        -----------  ------------
   activities                                       5,919,677      (537,256)
                                                  -----------  ------------
   Increase in cash and cash equivalents            4,119,727       397,675

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR      3,572,556     3,174,881
                                                  -----------  ------------
CASH AND CASH EQUIVALENTS AT END OF YEAR          $ 7,692,283  $  3,572,556
                                                  ===========  ============

SUPPLEMENTAL CASH FLOW DISCLOSURE
   Cash paid during the year for:
     Interest on deposits and borrowing           $ 4,080,118  $  4,163,078
     Income taxes                                     464,710       461,000
   Non-cash items:
     Loans transferred to real estate owned                 -       112,541
     Loans to facilitate the sale of real estate
       owned                                                -       985,231

See accompanying notes to the consolidated financial statements.

                             SHS BANCORP, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of significant accounting and reporting policies applied in the presentation of the accompanying consolidated financial statements follows:

Nature of Operations and Basis of Presentation
----------------------------------------------

On September 30, 1997, SHS Bancorp, Inc. (the "Company") was formed as part of a corporate reorganization completed in connection with the mutual-to-stock conversion of Spring Hill Savings Bank (the "Bank") (see Note 19). As a result of this transaction, the Bank and its wholly-owned limited purpose finance subsidiary, Spring Hill Funding Corporation ("SHFC"), became wholly-owned subsidiaries of the Company. The Company and its subsidiaries derive substantially all their income from banking and bank-related services which include interest earnings on residential real estate, commercial real estate, and consumer loan financing, as well as interest on investment securities and charges for deposit services to its customers. The Bank is a federally chartered stock savings bank located in Pittsburgh, Pennsylvania. The Company and the Bank are subject to regulation and supervision by the Office of Thrift Supervision. SHFC was formed to issue bonds collateralized by Federal National Mortgage Association mortgage-backed securities (the "FNMAs").

The accounting policies followed by the Company, the Bank, and SHFC and these methods of applying these principles conform with generally accepted accounting principles and with general practice within the banking industry. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, the Bank, and the Bank's wholly-owned subsidiary, SHFC. All intercompany transactions have been eliminated in consolidation. The investments in subsidiaries on the Company's financial statements are carried at the Company's equity in the underlying net assets.

Short-term Investments
----------------------

Short-term investments, which are carried at estimated cost, consist of commercial paper with scheduled maturities within 90 days.

Investment Securities Including Mortgage-Backed Securities
----------------------------------------------------------

Debt securities, including mortgage-backed securities and collateralized mortgage obligations, acquired with the intent and ability to hold to maturity are stated at cost and adjusted for amortization of premium and accretion of discount, which are computed using a level yield method and are recognized as adjustments of interest income. Certain other debt securities have been classified as available for sale to serve principally as a source of liquidity. Unrealized holding gains and losses for available for sale securities are reported as a separate component of stockholders' equity, net of tax, until realized. Realized securities gains and losses are computed using the specific identification method. Interest and dividends on investment securities are recognized as income when earned.

----------------------------------------------------------------------

CMO residuals are carried at estimated market value. Total cash flows expected to be received over the estimated life of the investment is allocated between principal and interest. At the date of purchase, an effective yield was calculated based on the purchase price and anticipated future cash flows. In the initial accounting period, interest income was accrued on the investment balance using that rate. Cash received on the investment is first applied to accrued interest with any excess reducing the recorded investment balance. At each reporting date, the effective yield is recalculated based on the amortized cost of the investment and the then current estimate of future cash flows. This procedure continues until all cash flows from the investment have been received. The amortized balance of the investment at the end of each period will equal the present value of the estimated future cash flows discounted at the newly calculated effective yield.

Common stock of the Federal Home Loan Bank (the "FHLB") represents ownership in an institution which is wholly-owned by other financial institutions. This equity security is accounted for at cost and reported separately on the accompanying consolidated balance sheet.

Loans Receivable
----------------

Loans receivable are stated at their unpaid principal amounts net of any unearned income. Interest on loans is credited to income as earned. Interest accrued on loans more than 90 days delinquent is generally offset by a reserve for uncollected interest and is not recognized as income.

Loan Origination Fees
---------------------

Loan origination and commitment fees and certain direct loan origination costs are being deferred and the net amount amortized as an adjustment of the related loan's yield. The Company is amortizing these amounts over the contractual life of the related loans.

Allowance for Loan Losses
-------------------------

The allowance for loan losses represents the amount which management estimates is adequate to provide for potential losses in its loan portfolio. The allowance method is used in providing for loan losses. Accordingly, all loan losses are charged to the allowance and all recoveries are credited to it.
The allowance for loan losses is established through a provision for loan losses charged to operations. The provision for loan losses is based on management's periodic evaluation of individual loans, economic factors, past loan loss experience, changes in the composition and volume of the portfolio, and other relevant factors. The estimates used in determining the adequacy of the allowance for loan losses, including the amounts and timing of future cash flows expected on impaired loans, are particularly susceptible to changes in the near term.

-------------------------------------

Impaired loans are commercial and commercial real estate loans for which it is probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan agreement. The Company individually evaluates such loans for impairment and does not aggregate loans by major risk classifications. The definition of "impaired loans" is not the same as the definition of "nonaccrual loans," although the two categories overlap. The Company may choose to place a loan on nonaccrual status due to payment delinquency or uncertain collectibility, while not classifying the loan as impaired if the loan is not a commercial or commercial real estate loan. Factors considered by management in determining impairment include payment status and collateral value. The amount of impairment for these types of impaired loans is determined by the difference between the present value of the expected cash flows related to the loan, using the original interest rate, and its recorded value, or, as a practical expedient in the case of collateralized loans, the difference between the fair value of the collateral and the recorded amount of the loans. When foreclosure is probable, impairment is measured based on the fair value of the collateral.

Mortgage loans on one-to-four family properties and all consumer loans are large groups of smaller balance homogeneous loans and are measured for impairment collectively. Loans that experience insignificant payment delays, which are defined as 90 days or less, generally are not classified as impaired. Management determines the significance of payment delays on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the borrower's prior payment record, and the amount of shortfall in relation to the principal and interest owed.

Premises and Equipment
----------------------

Premises and equipment are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the useful lives of the related assets of 3 to 35 years. Expenditures for maintenance and repairs are charged to operations as incurred. Costs of major additions and improvements are capitalized.

Debt Discount and Issue Costs
-----------------------------

Discounts and issue costs related to the issuance of collateralized mortgage obligations are amortized to interest expense on the interest method.

Real Estate Owned
-----------------

Real estate owned, acquired in settlement of foreclosed loans, is carried at the lower of cost or fair value minus estimated cost to sell. Valuation allowances for estimated losses are provided when the carrying value exceeds the fair value. Direct costs incurred on such properties are recorded as expenses of current operations.

Federal Income Taxes
--------------------

Deferred tax assets or liabilities are computed based on the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rates. Deferred income tax expenses or benefits are based on the changes in the deferred tax asset or liability from period to period.

Earnings Per Share
------------------

Earnings per share are computed based on the weighted average number of shares outstanding since inception, less unreleased ESOP shares as discussed in Note 14.

Earnings per share for the period from September 30, 1997, the date of the conversion, to December 31, 1997, are based upon the weighted number of shares outstanding on earnings for that period which amounted to $185,269. If earnings per share had been computed on a retroactive basis for the year ended December 31, 1997, recognizing earnings for the entire year, earnings per share would have been $.84 per share before the extraordinary item and $.09 per share after the extraordinary item, as compared to $.25 per share reported in the accompanying consolidated statement of income.

In February 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share." Statement No. 128 replaced the previous reporting requirement of primary and fully diluted earnings per share with basic and diluted earnings per share. The Company currently maintains a simple capital structure, thus there are no dilutive effects on earnings per share.

Reclassification of Comparative Amounts
---------------------------------------

Certain comparative account balances for 1996 have been reclassified to conform to the 1997 classifications. Such reclassifications did not effect net income.

Pending Accounting Pronouncements
---------------------------------

In June 1996, the FASB issued Statement of Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." This Statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings based on a control-oriented "financial-components" approach. Under this approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. The provisions of Statement 125 are effective for transactions occurring after December 31, 1996, except those provisions relating to repurchase agreements, securities lending, and other similar transactions and pledged collateral, which have been delayed until after December 31, 1997 by Statement No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125, an amendment of FASB Statement No. 125." The adoption of the provisions of Statement No. 127 is not expected to have a material impact on the Company's financial position or results of operations.

In July 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income." The Statement establishes standards for reporting and presentation of comprehensive income and its components (revenue, expenses, gains and losses) in a full set of general purpose financial statements. It requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is presented with the same prominence as other financial statements. The provisions of the statement are effective for all fiscal years beginning after December 15, 1997. The adoption of this statement is not expected to have a material impact on the Company's financial position or results of operations.

2. INTEREST-BEARING DEPOSITS WITH OTHER BANKS

Interest-bearing deposits with other banks is comprised of the following:

                                                 1997           1996
                                            -------------  -------------

   Overnight deposits                       $   4,982,919  $   1,491,281
   Federal funds sold                              25,000         25,000
                                            -------------  -------------
   Total                                    $   5,007,919  $   1,516,281
                                            =============  =============

3. INVESTMENT SECURITIES
                                              Gross      Gross     Estimated
                                 Amortized  Unrealized Unrealized  Market
                                   Cost       Gains      Losses    Value
                                 ---------- ---------- ---------- -----------
1997
Available for Sale
Securities of U.S. Government
 agencies                        $  500,000  $     -   $ (1,404) $  498,596
Small Business Administration
 guaranteed loan pool               299,352    8,681          -     308,033
                                 ----------  -------  ---------  ----------
 Total debt securities              799,352    8,681     (1,404)    806,629
Corporate stock                      47,788        -     (1,588)     46,200
                                 ----------  -------  ---------  ----------
 Total                           $  847,140  $ 8,681  $  (2,992) $  852,829
                                 ==========  =======  =========  ==========
Held to Maturity
Securities of U.S. Government
 agencies                        $2,422,926  $50,442  $      -   $2,473,368
                                 ==========  =======  =========  ==========


                                              Gross      Gross     Estimated
                                 Amortized  Unrealized Unrealized  Market
                                   Cost       Gains      Losses    Value
                                 ---------- ---------- ---------- -----------
1996
Available for Sale
U. S. Treasury securities        $  500,538  $     -  $ (2,728)  $  497,810
Small Business Administration
 guaranteed loan pool               326,962    1,635         -      328,597
                                 ----------  -------  ---------  ----------
                Total            $  827,500  $ 1,635  $ (2,728)  $  826,407
                                 ==========  =======  =========  ==========
Held to Maturity
Securities of U.S. Government
 agencies                        $  446,288  $   313  $      -   $  446,601
                                 ==========  =======  =========  ==========

The amortized cost and estimated market value of investment securities at December 31, 1997, by contractual maturity are shown below.

                                  Available for Sale       Held to Maturity
                                ----------------------  ----------------------
                                             Estimated              Estimated
                                Amortized     Market    Amortized     Market
                                   Cost       Value        Cost       Value
                                ----------  ----------  ----------  ----------
Due after one year through
  five years                    $  500,000  $  498,596  $  750,000  $  765,238
Due after five years through
  ten years                              -           -   1,500,000   1,524,662
Due after ten years                299,352     308,033     172,926     183,468
                                ----------  ----------  ----------  ----------
     Total                      $  799,352  $  806,629  $2,422,926  $2,473,368
                                ==========  ==========  ==========  ==========

Securities of U.S. Government agencies with an amortized cost of $641,960 and $250,000 and estimated mark value of $650,759 and $250,313 at December 31, 1997 and 1996, respectively, were pledged to secure public funds.

Proceeds from sales of investment securities available for sale and gross gains and losses realized on those sales were as follows:

                                              1997          1996
                                          ------------  ------------

      Proceeds from sales                 $  1,623,601  $  1,122,351
      Gross gains                              127,598       902,488
      Gross losses                               4,522             -

During 1996, four collateralized mortgage obligation ("CMO") residuals were either sold or redeemed at a which significantly exceeded the Company's recorded investment in the securities. Throughout the holding as the amortized cost of these securities exceeded the fair market value, permanent impairment losses were recognized. The estimated market value of the CMO residuals had been based upon the present value of estimated future cash flows of the underlying mortgage collateral, discounted at a risk-free interest rate.

During 1996 two CMO residuals were sold at a gain of $38,358. The remaining gain of $864,130 Company's portion, based on its ownership interest, of the proceeds from the early redemption of two CMO residuals. In 1996, favorable market conditions had a positive impact on the valuation of the underlying mortgage collateral and those owning the right to call the CMO issues exercised their option. The under collateral was sold at a premium resulting in a significant gain to the Company.

A gain of $121,063 was realized in 1997 from the early redemption of the last remaining CMO residual owned by the Company as an investment. This gain resulted from the exercise of the early call provisions of the Indenture and the collateral value exceeding the debt obligations secured by the collateral. The Company its proportionate interest in the premium realized from the sale of the collateral that had been held by the Trustee to secure the CMO bonds. At December 31, 1996, this security had no carrying value as a result of previous impairment charges and principal repayments. There was no indicated market value for this security due to uncertainty in both timing and amount of proceeds from the exercise of the early redemption.

4. MORTGAGE-BACKED SECURITIES

                                              Gross      Gross     Estimated
                                 Amortized  Unrealized Unrealized   Market
                                   Cost       Gains      Losses     Value
                                 ---------- ---------- ---------- -----------
1997
Available for Sale
 GNMA                            $   373,127  $  2,833  $      -  $   375,960
 FHLMC                               674,169     4,457    (1,616)     677,010
 FNMA                                560,029         -    (4,874)     555,155
 Collateralized mortgage
  obligations                        507,204    14,353         -      521,557
                                 -----------  --------  --------  -----------
     Total                       $ 2,114,529  $ 21,643  $ (6,490) $ 2,129,682
                                 ===========  ========  ========  ===========
Held to Maturity
 GNMA                            $ 1,394,585  $ 17,557  $      -  $ 1,412,142
 FHLMC                             1,129,975    37,184      (935)   1,166,224
 FNMA                              7,866,641   255,886         -    8,122,527
 Collateralized mortgage
  obligations                      4,203,073    33,054    (2,187)   4,233,940
                                 -----------  --------  --------  -----------
     Total                       $14,594,274  $343,681  $ (3,122) $14,934,833
                                 ===========  ========  ========  ===========

                                              Gross      Gross     Estimated
                                 Amortized  Unrealized Unrealized   Market
                                   Cost       Gains      Losses     Value
                                 ---------- ---------- ---------- -----------
1996
Available for Sale
 GNMA                            $   471,867  $    108  $      -  $   471,975
 FHLMC                               787,724       238    (5,977)     781,985
 FNMA                                675,365         -   (11,622)     663,743
 Collateralized mortgage
  obligations                        505,279     7,457         -      512,736
                                 -----------  --------  --------  -----------
     Total                       $ 2,440,235  $  7,803  $(17,599) $ 2,430,439
                                 ===========  ========  ========  ===========
Held to Maturity
 GNMA                            $ 1,024,906  $  3,230  $ (7,178) $ 1,020,958
 FHLMC                             1,447,707    21,194   (10,866)   1,458,035
 FNMA                              9,334,750   129,981      (872)   9,463,859
 Collateralized mortgage
  obligations                      5,319,600    13,306   (26,349)   5,306,557
                                 -----------  --------  --------  -----------
     Total                       $17,126,963  $167,711  $(45,265) $17,249,409
                                 ===========  ========  ========  ===========

At December 31, 1997 and 1996, substantially all the collateralized mortgage obligations consisted of federal agency CMOs.

The amortized cost and estimated market value of mortgage-backed securities at December 31, 1997, by contractual maturity are shown below. Mortgage-backed securities provide for periodic payment of principal and interest. Due to expected repayment terms being significantly less than the underlying mortgage loan pool contractual maturities, the estimated lives of these securities could be significantly shorter.

                                  Available for Sale       Held to Maturity
                                ----------------------  ----------------------
                                             Estimated              Estimated
                                Amortized     Market    Amortized     Market
                                   Cost       Value        Cost       Value
                                ----------  ----------  ----------  ----------

Due within one year            $        -  $        -  $   298,059 $   297,375
Due after one year through
  five years                      257,007     255,392    3,340,948   3,394,181
Due after five years through
  ten years                             -           -    1,947,624   1,973,135
Due after ten years             1,857,522   1,874,290    9,007,643   9,270,142
                               ----------  ----------  ----------- -----------
    Total                      $2,114,529  $2,129,682  $14,594,274 $14,934,833
                               ==========  ==========  =========== ===========

FNMA mortgage-backed securities with an amortized cost of $6,122,435 and $7,766,886 and an estimated market value of $6,311,304 and $7,857,979 at December 31, 1997 and 1996, respectively, are pledged as collateral for the collateralized mortgage obligation bonds issued by SHFC.

5. LOANS RECEIVABLE

Loans receivable consist of the following:
                                                   1997           1996
                                               ------------   ------------
Mortgage loans:
 1 - 4 family units                            $ 44,632,761   $ 41,767,116
 Multi-family units                               6,128,011      5,676,859
 Construction loans                               2,606,179      1,726,819
 Commercial real estate                           3,042,789      3,295,934
                                               ------------   ------------
                                                 56,409,740     52,466,728
Consumer loans:                                ------------   ------------
 Mobile home                                      1,889,930      2,454,431
 Other                                              816,811        696,917
                                               ------------   ------------
                                                  2,706,741      3,151,348
                                               ------------   ------------
Less:
 Undisbursed portion of loans                       727,343        509,053
 Deferred premiums                                  (10,616)       (11,032)
 Deferred loan origination costs, net                33,497        (84,404)
 Allowance for loan losses                          440,982        415,426
                                               ------------   ------------
                                                  1,191,206        829,043
                                               ------------   ------------
    Total                                      $ 57,925,275   $ 54,789,033
                                               ============   ============

The Company's primary business activity is with customers located within its local trade area. Commercial residential, and personal loans are granted. The repayment of these loans is dependent upon the local economic conditions in its immediate trade area. The mobile home loan portfolio at December 31, 1997 and 1996, consists primarily of loans granted to individuals outside of the Company's immediate trade area.

Activity in the allowance for loan losses is as follows:

                                                   1997           1996
                                               ------------   -----------

Balance, January 1                             $   415,426    $   276,212

Loans charged off                                  (78,090)      (111,458)
Recoveries                                          33,912         11,302
                                               -----------    -----------
Net loans charged off                              (44,178)      (100,156)
Provision for loan losses                           69,734        239,370
                                               ------------   -----------
Balance, December 31                           $   440,982    $   415,426
                                               ===========    ===========

The recorded investment in loans which are considered to be impaired was $625,805 and $648,569 at December 31, 1997 and 1996, respectively, all of which were on a nonaccrual basis. At December 31, 1997 and 1996, $104,629 and $64,870 of the allowance for loan losses has been allocated for impaired loans.

The average recorded investment in impaired loans at December 31, 1997 and
1996, was $645,334 and $659,317, respectively.   For the years ended December
31, 1997 and 1996, interest income totaling $46,817 and $53,042 was recognized using the cash basis method of income recognition.

The Company also had nonaccrual loans of $326,258 and $462,057 at December 31, 1997 and 1996, respectively, which in management's opinion did not meet the definition of impaired. Interest income on loans would have been increased by $32,369 and $25,503, respectively, if these loans had performed in accordance with their original terms.

6. ACCRUED INTEREST RECEIVABLE

Accrued interest receivable consists of the following:

                                                   1997           1996
                                               ------------   -----------

Investment securities                           $  53,380     $  26,357
Mortgage-backed securities                        109,913       130,171
Loans receivable                                  341,296       341,974
                                                ---------     ---------
    Total                                       $ 504,589     $ 498,502
                                                =========     =========

7. PREMISES AND EQUIPMENT

Premises and equipment consists of the following:

                                                   1997           1996
                                               ------------   -----------

Land and improvements                          $  106,313      $  106,313
Buildings and improvements                        827,044         724,822
Furniture and equipment                           843,590         738,678
Leasehold improvements                              3,831          58,747
                                               ----------      ----------
                                                1,780,778       1,628,560
Less accumulated depreciation                     862,181         841,182
                                               ----------      ----------
   Total                                       $  918,597      $  787,378
                                               ==========      ==========

Depreciation expense for 1997 and 1996 was $79,744 and $62,633, respectively.

8. FEDERAL HOME LOAN BANK STOCK

The Bank is a member of the Federal Home Loan Bank System. As a member, the Bank maintains an investment in the capital stock of the Federal Home Loan Bank of Pittsburgh, at cost, in an amount not less than the greater of 1% of its outstanding home loans or 5% of its outstanding notes payable to the Federal Home Loan Bank of Pittsburgh as calculated at December 31 of each year.

9. DEPOSITS

Comparative details of deposits are as follows:

                                        1997                  1996
                               --------------------  --------------------
                                  Amount       %        Amount       %
                               -----------  -------  -----------  -------
Non-interest-bearing           $   419,844    0.6 %  $   311,628    0.5 %
Interest-bearing
 Savings                        11,845,105   18.4     12,834,398   20.0
 NOW                             2,494,376    3.9      2,731,846    4.2
 Money market                    6,527,416   10.1      5,906,940    9.2
                               -----------  -----    -----------  -----
                                21,286,741   33.0     21,784,812   33.9
                               -----------  -----    -----------  -----
Time certificates of deposit
 2.00 - 3.99%                       25,500      -         24,648      -
 4.00 - 5.99%                   30,876,030   47.9     32,154,297   50.0
 6.00 - 7.99%                   12,307,259   19.1     10,263,820   16.0
 8.00 - 9.99%                       17,667      -         66,542    0.1
                               -----------  -----    -----------  -----
                                43,226,456   67.0     42,509,307   66.1
                               -----------  -----    -----------  -----
   Total                       $64,513,197  100.0 %  $64,294,119  100.0 %
                               ===========  =====    ===========  =====

The aggregate amount of certificates of deposit with a minimum denomination of $100,000 was $4,386,324 and $3,515,097 at December 31, 1997 and 1996,
respectively.

Maturities on time deposits of $100,000 or more at December 31, 1997 are as follows:

Within three months                      $         -
Three through six months                   1,040,000
Six through twelve months                  2,138,480
Over twelve months                         1,207,844
                                         -----------
  Total                                  $ 4,386,324
                                         ===========

Interest expense by deposit category is as follows:

                                                   1997           1996
                                               ------------   -----------

Savings                                        $   408,292    $   416,202
NOW and money market                               273,265        245,025
Time certificates of deposit                     2,466,883      2,379,069
                                               -----------    -----------
   Total                                       $ 3,148,440    $ 3,040,296
                                               ===========    ===========

10.  COLLATERALIZED MORTGAGE OBLIGATION

The bonds are collateralized by a pledge of the FNMAs and are identified as follows:

                                   1997                      1996
                        -------------------------  --------------------------
           Original
             Par             Par       Carrying         Par       Carrying
Class       Value           Value        Value         Value        Value
-----    -----------    -----------   -----------  ------------  ------------

A        $14,420,000    $         -   $         -   $         -   $         -
B         12,847,000      1,437,123     1,394,821     3,023,659     2,881,510
C          4,800,000              -             -     4,800,000     4,055,895
         -----------    -----------   -----------   -----------   -----------
         $32,067,000    $ 1,437,123   $ 1,394,821   $ 7,823,659   $ 6,937,405
         ===========    ===========   ===========   ===========   ===========

Following are the stated interest rates and maturities of the bonds:

                 Interest          Stated
Class              Rate           Maturity
-----            --------     ----------------
 A                7.80%         July 1, 2002
 B                7.90          July 1, 2015
 C                7.95        December 1, 2017

The FNMAs will remain pledged until the collateralized mortgage obligation bonds are fully satisfied. The amount of monthly payments on the bonds is based upon the timing of cash receipts from the FNMAs. Interest is paid monthly. All principal payments on the bonds will be allocated among the bonds in the order of their respective stated maturities.

On March 7, 1997, the Bank purchased the Class C bonds at a loss of $963,062, as discussed in Note 16.

11. BORROWED FUNDS

Borrowed funds consist of credit arrangements with the Federal Home Loan Bank of Pittsburgh. FHLB borrowings are subject to annual renewal, incur no service charges, and are secured by a blanket security agreement on certain investment and mortgage-backed securities, outstanding residential mortgages and the Bank's investment in FHLB stock. As of December 31, 1997, the Bank's maximum borrowing capacity with the FHLB was $48.9 million.

FHLB "Flexline" advances are short-term borrowings that mature within one year, bear a variable rate of interest that adjusts daily and are not subject to prepayment penalties. Included in the $48.9 million maximum borrowing capacity with the FHLB is a $4.4 million credit line available under the Flexline. As of December 1997 and 1996, there were no outstanding Flexline borrowings.

The following table presents the scheduled repayments of the outstanding advances:


                       Interest   December 31, Interest   December 31,
             Maturity    Rate        1997        Rate         1996
             --------  --------   ------------ --------   ------------

               1998      7.05 %   $ 1,000,000    7.05 %   $  1,000,000
               2000      5.89         778,000    5.89          778,000
               2001      6.06         500,000    6.06          500,000
               2002      6.30       1,826,477       -                -
               2006      6.28       1,426,286    6.29        1,494,036
               2007      6.66       3,331,944       -                -
                                  -----------              -----------
                  Total           $ 8,862,707              $ 3,772,036
                                  ===========              ===========

12. SAVINGS ASSOCIATION INSURANCE FUNDS RECAPITALIZATION

On September 30, 1996, the President signed into law legislation which included, among other things, recapitalization of the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC") by a one time charge to SAIF-insured institutions of 65.7 basis points per one hundred dollars of insurable deposits. The gross effect to the Bank amounted to $414,305, which is reflected in the financial results of the Bank for the year ended December 31, 1996.

13. INCOME TAXES

The components of income tax expense are summarized as follows:

                                        1997        1996
                                    ----------- -----------
Current payable
  Federal                           $  388,854  $  296,656
  State                                 66,697      58,871
                                    ----------  ----------
                                       455,551     355,527
Deferred taxes                         (52,934)   (124,280)
                                    ----------  ----------
   Total                            $  402,617  $  231,247
                                    ==========  ==========

On August 20, 1996, The Small Business Job Protections Act (the "Act") was signed into law. The Act eliminated the percentage of taxable income bad debt deduction for thrift institutions for tax years beginning after December 31, 1995. The Act provides that bad debt reserves accumulated prior to 1988 be exempt from recapture. Bad debt reserves accumulated after 1987 are subject to recapture. The Company has not accumulated any additional bad debt reserves since 1987, therefore, the impact of this legislation did not have a material effect on the Company's financial statements.

The following temporary differences gave rise to the net deferred tax assets:

                                                 1997           1996
                                              ---------      ---------
Deferred Tax Assets:
 Net unrealized loss on securities            $      -       $   4,529
 Pension adjustment                              30,695         30,695
 Allowance for loan losses                      149,934        148,528
 Investment in SHFC                             142,885        152,989
 Deferred loan origination costs, net            19,137         35,500
 Loss on extinguishment of debt                 393,757              -
 Other                                           11,373         34,515
                                              ---------      ---------
   Total gross deferred tax assets              747,781        406,756
                                              ---------      ---------
Deferred Tax Liabilities:
 Net unrealized gain on securities                8,669              -
 Discount on mortgage-backed securities         158,328        210,926
 SHFC debt issuance costs                        43,841         47,082
 Other, net                                      36,470         29,092
                                              ---------      ---------
   Total gross deferred tax liabilities         247,308        287,100
                                              ---------      ---------
          Net deferred tax assets             $ 500,473      $ 119,656
                                              =========      =========

No valuation allowance was established at December 31, 1997 and 1996, in view of the Company's ability to carryback taxes paid in previous years, and to a lesser extent, future anticipated taxable income.

The reconciliation of the federal statutory rate and the Company's effective income tax rate is as follows:

                                           1997                  1996
                                    --------------------  ------------------
                                                 % of                % of
                                                 Pre-tax             Pre-tax
                                       Amount    Income     Amount   Income
                                     ---------   -------  ---------  -------

Provision at statutory rate          $ 352,218   34.0 %   $ 212,157   34.0 %
State tax expense, net of
 federal tax benefit                    44,020    4.3        26,572    4.3
Other, net                               6,379    0.6        (7,482)  (1.2)
 Actual tax expense                  ---------   ----     ---------   ----
  and effective rate                 $ 402,617   38.9 %   $ 231,247   37.1 %
                                     =========   ====     =========   ====

14. EMPLOYEE BENEFITS

Defined Benefit Plan
--------------------

The Bank sponsors a trusteed, defined benefit pension plan covering substantially all employees and officers. The plan calls for benefits to be paid to eligible employees at retirement based primarily upon years of service with the Bank and compensation rates near retirement. The plan was amended in 1992 to suspend funding of future benefits. Accordingly, accrued benefits earned to that point were frozen. The Bank's funding policy is to make annual contributions as needed based upon the funding formula developed by the plan's actuary. Net periodic pension cost is comprised of the following:

                                               1997             1996
                                            ---------         ---------

Service cost of the current period          $       -         $       -
Interest cost on projected benefit
 obligation                                    10,194             9,159
Actual return on plan assets                   (8,808)           (6,660)
Net amortization and deferral                   7,396             7,720
                                            ---------         ---------
   Net periodic pension cost                $   8,782         $  10,219
                                            =========         =========

The actuarial present value of accumulated benefit obligations at December 31, 1997 and 1996, was $163,096 and $133,376, the entire amounts being vested for both years. The following table sets forth the funded status and amounts recognized in the consolidated balance sheet:

                                               1997             1996
                                            ---------         ---------

Plan assets at fair value                   $ 110,919         $ 100,406
Projected benefit obligation                  163,096           133,376
                                            ---------         ---------
Funded status                                 (52,177)          (32,970)
Unrecognized net loss                          88,433            73,803
Additional minimum liability                  (88,433)          (73,803)
                                            ---------         ---------
   Net pension liability                    $ (52,177)        $ (32,970)
                                            =========         =========

In preparing the above information for the years ended December 31, 1997 and 1996, a 6.25% and 7% discount rate and 6.25% and 7% expected long-term rate of return on plan assets, respectively, was assumed. Plan assets are invested primarily in certificates of deposit of the Bank.

The Bank also sponsors a contributory defined contribution 401(k) plan in which substantially all employees participate. The plan permits employees to make pre-tax contributions which are partially matched by the Bank. The Bank recorded expense of $14,207 and $60,820 in 1997 and 1996, respectively.

Employee Stock Ownership Plan (ESOP)
------------------------------------

The Company has an ESOP for the benefit of employees who meet the eligibility requirements which include having completed six months service with the Company and having attained age 18. The ESOP Trust purchased 65,596 shares of common stock in the initial public offering with proceeds from a loan from the Company. The Bank makes cash contributions to the ESOP on an annual basis sufficient to enable the ESOP to make the required loan payments to the Company. The loan bears interest at a fixed rate of 8.50% with both principal interest payable in quarterly installments over a ten year period. The loan is secured by the shares of purchased.

As the debt is repaid, shares are released from collateral and allocated to qualified employees based on the proportion of debt service paid in the year. The Company accounts for its leveraged ESOP in accordance with Statement of Position 93-6. Accordingly, the shares pledged as collateral are reported as unallocated ESOP shares in the consolidated balance sheet. As shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings per share computations.

Compensation expense for the ESOP was $26,540 for the year ended December 31, 1997. The following table presents the components of the ESOP shares.

                                                      1997
                                                  ------------
Allocated shares                                             -

Shares released for allocation                           1,641

Unreleased shares                                       63,955
                                                  ------------
Total ESOP shares                                       65,596
                                                  ============
Fair value of unreleased shares                   $  1,071,246
                                                  ============

15. COMMITMENTS AND CONTINGENT LIABILITIES

Commitments
-----------

In the normal course of business, the Company makes various commitments which are not reflected in the accompanying financial statements. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheet. The Company's exposure to credit loss in the event of nonperformance by the other parties to the financial instruments is represented by the contractual amounts as disclosed. The Company minimizes its exposure to credit loss under these commitments by subjecting them to credit approval and review procedures, and collateral requirements, as deemed necessary.

The off-balance sheet commitments were comprised of the following:

                                              1997              1996
                                            ----------       ----------
Commitments to extend credit:
  Fixed Rate                                $  214,420       $  346,500
  Variable Rate                                912,059          520,500
  Standby letters of credit                     14,000           13,000
                                            ----------       ----------
      Total                                 $1,140,479       $  880,000
                                            ==========       ==========

The range of interest rate commitments was 7.125% to 10.875% at December 31, 1997.

-----------------------

At December 31, 1997, the minimum rental commitment for one of the Bank's office facilities is as follows:

                   1998           $     71,622
                   1999                 71,622
                   2000                 71,622
                   2001                 71,622
                   2002                 72,286
                   Thereafter          570,324
                                  ------------
                     Total        $    929,098
                                  ============

Occupancy and equipment expenses include rental expenditures of $58,852 and $59,468 for 1997 and 1996, respectively.

Contingent Liabilities
----------------------

In the normal course of business, the Company is involved in various legal proceedings primarily involving the collection of outstanding loans. None of these proceedings are expected to have a material effect on the consolidated financial position or operations of the Company.

16. DEBT EXTINGUISHMENT

On March 7, 1997, the Bank purchased the Class C bond of the Collateralized Mortgage Obligation issued by SHFC from a third party investor. The bond was purchased for $4,929,000 and had a carrying value of $4,073,151. The Bank also accelerated the recognition of deferred debt issuance costs by $107,213 in connection with this transaction. As a result, the Bank recorded a loss on the extinguishment of the Class C bond of$562,525, net of related taxes of $400,537.

17. CAPITAL REQUIREMENTS

The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. The Office of Thrift Supervision ("OTS") sets forth capital standards applicable to all thrifts. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by the regulators that, if undertaken, could have a direct effect on the Company's and Bank's financial statements. Capital adequacy guidelines involve quantitative measures of the Company's and Bank's assets, liabilities and certain off-balance sheet items as calculate regulatory accounting practices. The Company's and Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk-weightings and other factors.

Quantitative measures established by the regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of Total and Tier I capital (as defined in the regulations) to risk-weighted assets, and of tangible and core capital (as defined in the regulations) to adjusted assets (as defined). Management believes as of December 31, 1997 that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 1997, the most recent notification from the Company's and the Bank's primary regulator categorized the Company and the Bank as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized" they must maintain minimum tangible, core, and risk-based ratios. There have been no conditions or events since that notification that management believes have changed the Company's or the Bank's category.

The following table reconciles the Bank's capital under generally accepted accounting principles to OTS regulatory capital:

                                                1997              1996
                                             -----------     -----------
Total equity                                 $ 9,298,701     $ 4,840,017
Unrealized (gain) loss on securities             (13,101)          6,361
                                             -----------     -----------
Tier I, core, and tangible capital             9,285,600       4,846,378

Allowance for loan losses                        440,982         415,426
                                             -----------     -----------
Risk-based capital                           $ 9,726,582     $ 5,261,804
                                             ===========     ===========

The following table sets forth the Bank's capital position and minimum requirements as of December 31:

                                          1997                    1996
                                 --------------------     -------------------
                                   Amount      Ratio       Amount      Ratio
                                 ----------   -------     ---------   -------

Total Capital to Risk-Weighted Assets
-------------------------------------

Actual                           $9,726,582    23.48 %    5,261,804    13.39 %
For Capital Adequacy Purposes     3,314,560     8.00      3,144,880     8.00
To be "Well Capitalized"          4,143,200    10.00      3,931,100    10.00

Tier I Capital to Risk-Weighted Assets
--------------------------------------

Actual                           $9,285,600    22.41 %    4,846,378    12.33 %
For Capital Adequacy Purposes     1,657,280     4.00      1,572,440     4.00
To be "Well Capitalized"          2,485,920     6.00      2,358,660     6.00

Core Capital to Adjusted Assets
-------------------------------

Actual                           $9,285,600    10.85 %    4,846,378     5.93 %
For Capital Adequacy Purposes     2,568,624     3.00      2,450,965     3.00
To be "Well Capitalized"          4,281,040     5.00      4,084,942     5.00

Tangible Capital to Adjusted Assets
-----------------------------------

Actual                           $9,285,600    10.85 %    4,846,378     5.93 %
For Capital Adequacy Purposes     1,284,312     1.50      1,225,482     1.50
To be "Well Capitalized"             N/A        N/A           N/A       N/A

Prior to the enactment of The Small Business Job Protection Act discussed in
Note 13, the Bank accumulated approximately $4,475,000 of retained earnings at December 31, 1997, which amount represents allocations of income to bad debt deductions for tax purposes only. Since this amount represents the accumulated bad debt reserves prior to 1988, no provision for federal income tax has been made for such amount. If any portion of this amount is used other than to absorb loan losses (which is not anticipated), the amount will be subject to federal income tax at the current corporate rate.

18. FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of the Company's financial instruments at December 31, are as follows:

                                      1997                      1996
                           ------------------------  ------------------------
                             Carrying        Fair     Carrying       Fair
                              Value         Value       Value        Value
                           -----------  -----------  -----------  -----------
Financial assets:
  Cash and cash
   equivalents             $ 7,692,283  $ 7,692,283  $ 3,572,556  $ 3,572,556
  Investment securities
   available for sale          852,829      852,829      826,407      826,407
  Investment securities
   held to maturity          2,422,926    2,473,368      446,288      446,601
  Mortgage-backed securities
   available for sale        2,129,682    2,129,682    2,430,439    2,430,439
  Mortgage-backed securities
   held to maturity         14,594,274   14,934,833   17,126,963   17,249,409
  FHLB stock                   607,022      607,022      594,722      594,722
  Loans receivable          57,925,275   59,223,000   54,789,033   55,769,000
  Accrued interest
   receivable                  504,589      504,589      498,502      498,502
                           -----------  -----------  -----------  -----------
         Total             $86,728,880  $88,417,606  $80,284,910  $81,387,636
                           ===========  ===========  ===========  ===========
Financial liabilities:
 Deposits                  $64,513,197  $64,581,428  $64,294,119  $64,262,119
 Advances by borrowers
  for taxes and insurance    1,128,622    1,128,622    1,062,206    1,062,206
 CMOs                        1,394,821    1,411,821    6,937,405    7,925,000
 Borrowed funds              8,862,707    8,896,106    3,772,036    3,734,000
 Accrued interest payable      116,833      116,833      161,240      161,240
                           -----------  -----------  -----------  -----------
         Total             $76,016,180  $76,134,810  $76,227,006  $77,144,565
                           ===========  ===========  ===========  ===========

Financial instruments are defined as cash, evidence of an ownership interest in an entity, or a contract which creates an obligation or right to receive or deliver cash or another financial instrument from/to a second entity on potentially favorable or unfavorable terms.

Fair value is defined as the amount at which a financial instrument could be exchanged in a current transaction between willing parties other than in a forced or liquidation sale. If a quoted market price is available for a financial instrument, the estimated fair value would be calculated based upon the market price per trading unit of the instrument.

If no readily available market exists, the fair value estimates for financial instruments are based upon management's judgment regarding current economic conditions, interest rate risk, expected cash flows, future estimated losses, and other factors as determined through various option pricing formulas or simulation modeling. As many of these assumptions result from judgments made by management based upon estimates which are inherently uncertain, the resulting estimated fair values may not be indicative of the amount realizable in the sale of a particular financial instrument. In addition, changes in the assumptions on which the estimated fair values are based may have a significant impact on the resulting estimated fair values.

As certain assets, such as deferred tax assets and premises and equipment, are not considered financial instruments, the estimated fair value of financial instruments would not represent the full value of the Company.

The Company employed simulation modeling in determining the estimated fair value of financial instruments for which quoted market prices were not available based upon the following assumputions:

Cash and Due From Banks, Interest-bearing Deposits with Other Banks,
--------------------------------------------------------------------
Short-term Investments, Accrued Interest Receivable, FHLB Stock, Advances By
----------------------------------------------------------------------------
Borrowers For Taxes and Insurance, and Accrued Interest Payable
---------------------------------------------------------------

The fair value is equal to the current carrying value.

Investment Securities and Mortgage-Backed Securities
----------------------------------------------------

The fair value of these securities is equal to the available quoted market price. If no quoted market price is available, fair value is estimated using the quoted market price for similar securities.

Loans Receivable, Deposits, Collateralized Mortgage Obligation, and Borrowed
----------------------------------------------------------------------------
Funds
-----

The fair value of loans is estimated by discounting the future cash flows using a simulation model which estimates future cash flows based upon current market rates adjusted for prepayment risk and credit quality. Savings, checking, and money market deposit accounts are valued at the amount payable on demand as of year end. Fair values for time deposits, collateralized mortgage obligation, and borrowed funds are estimated using a discounted cash flow calculation that applies contractual costs currently being offered in the existing portfolio to current market rates being offered for deposits and notes of similar remaining maturities.

Commitments to Extend Credit and Commercial Letters of Credit
-------------------------------------------------------------

These financial instruments are generally not subject to sale, and estimated fair values are not readily available. The carrying value, represented by the net deferred fee arising from the unrecognized commitment or letter of credit, and the fair value, determined by discounting the remaining contractual fee over the term of the commitment using fees currently charged to enter into similar agreements with similar credit risk, are not considered material for disclosure. The contractual amounts of unfunded commitments and letters of credit are presented in Note 15.

19. CONVERSION AND REORGANIZATION

On April 16, 1997, the Board of Directors of the Bank adopted a Plan of Conversion to convert from a federally chartered mutual savings bank to a federally chartered stock savings bank and the concurrent formation of holding company for the Bank. All outstanding capital stock of the Bank was acquired after conversion by the Company. From the proceeds of the Conversion, $8,200 was allocated to common stock, and $7,706,808, which is net of $484,493 conversion costs, was allocated to additional paid-in capital.

As a part of the conversion process, the Company was organized at the direction of the Board of Directors of the Bank for the purpose of acquiring
all of the capital stock to be issued by the Bank in the Conversion    Company
became a bank holding company with its only significant assets being the capital stock of the Bank, which was acquired by exchanging $4,400,000 of the proceeds received in the public offering for all of the common stock of the Bank, and a percentage of the conversion proceeds permitted by the OTS to be retained.

In accordance with regulations, at the time that the Bank converted from a mutual savings bank to a stock bank, a portion of retained earnings was restricted by establishing a liquidation account. The liquidation account will be maintained for the benefit of eligible account holders who continue to maintain their accounts at the Bank after the Conversion. The liquidation account will be reduced annually to the extent that eligible account holders have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder 's interest in the liquidation account. In the event of a complete liquidation of the Bank each account holder will be entitled to receive a distribution from the liquidation account in an amount proportionate to the current adjusted qualifying balances for accounts then held.

20. SPRING HILL FUNDING CORPORATION

Condensed financial statements for Spring Hill Funding Corporation are presented below:

                                 BALANCE SHEET

                                                    December 31,
                                               1997             1996
                                            ----------       ----------
ASSETS
  Cash                                      $  207,851       $  176,918
  Short-term investments                       509,381          477,120
  Mortgage-backed securities                 5,774,462        7,259,729
  Other assets                                 437,836          468,555
                                            ----------       ----------
     Total assets                           $6,929,530       $8,382,322
                                            ==========       ==========

LIABILITIES
  Collateralized mortgage obligation        $5,559,568       $6,937,405
  Accrued interest payable                      81,454          102,620
  Other liabilities                            105,933          102,266
                                            ----------       ----------
     Total liabilities                       5,746,955        7,142,291
                                            ----------       ----------
STOCKHOLDER'S EQUITY
  Capital stock                                  1,000            1,000
  Additional paid-in capital                 1,500,037        1,500,037
  Retained deficit                            (318,462)        (261,006)
                                            ----------       ----------
     Total stockholder's equity              1,182,575        1,240,031
                                            ----------       ----------
     Total liabilities and stockholder's
       equity                               $6,929,530       $8,382,322
                                            ==========       ==========

                                STATEMENT OF INCOME

                                              Year Ended  December 31,
                                               1997             1996
                                            ----------       -----------

Interest income                             $  721,550       $   872,176
Interest expense                               745,244           930,669
                                            ----------       -----------
   Net interest loss                           (23,694)          (58,493)

Other expenses                                  74,522            43,774
                                            ----------       -----------
    Loss before income taxes                   (98,216)         (102,267)
Income tax benefit                             (40,760)          (42,441)
                                            ----------       -----------
     Net loss                               $  (57,456)      $   (59,826)
                                            ==========       ===========

21. CONDENSED FINANCIAL INFORMATION OF SHS BANCORP, INC. (PARENT COMPANY ONLY)

                               CONDENSED BALANCE SHEET

                                                          December 31,
                                                               1997
                                                          -------------
ASSETS
  Cash on deposit in subsidiary bank                      $   2,635,360
  Investment securities available for sale                       46,200
  Investment in subsidiary bank                               8,653,200
  Loan receivable from ESOP                                     645,501
  Other assets                                                   53,774
                                                          -------------
     Total assets                                         $  12,034,035
                                                          =============
LIABILITIES
  Other liabilities                                       $      19,102
                                                          -------------
     Total liabilities                                           19,102
                                                          -------------
   STOCKHOLDERS' EQUITY                                      12,014,933
                                                          -------------
       Total liabilities and stockholders' equity         $  12,034,035
                                                          =============

                     CONDENSED STATEMENT OF INCOME

                                                          For the Period
                                                          September 30,
                                                               to
                                                           December 31,
                                                               1997
                                                          -------------
INCOME
  Interest and dividends from investment securities       $      52,525

OPERATING EXPENSES                                                1,850
                                                          -------------
  Income before equity in undistributed net income of
    subsidiary and income taxes                                  50,675

  Equity in undistributed net income of subsidiary              153,696
                                                          -------------
     Income before income taxes                                 204,371

   Applicable income taxes                                       19,102
                                                          -------------
NET INCOME                                                $     185,269
                                                          =============

21. CONDENSED FINANCIAL INFORMATION OF SHS BANCORP, INC. (PARENT COMPANY ONLY) (CONTINUED)

                       CONDENSED STATEMENT OF CASH FLOWS

                                                          For the Period
                                                          September 30,
                                                               to
                                                           December 31,
                                                               1997
                                                          -------------

OPERATING ACTIVITIES
  Net income                                              $     185,269
  Adjustments to reconcile net income to net cash
    provided by operating activities
      Undistributed net income of subsidiary                   (153,696)
      Other, net                                                (17,932)
                                                          -------------
         Net cash provided by operating activities               13,641
                                                          -------------
INVESTING ACTIVITIES
  Purchases of investment securities                            (47,788)
  Payments from ESOP                                             10,459
  Purchase of savings bank stock                             (4,400,000)
                                                          -------------
         Net cash used for investing activities              (4,437,329)
                                                          -------------
FINANCING ACTIVITIES
  Proceeds from issuance of common stock                      7,059,048
                                                          -------------
         Net cash provided by used for financing activities   7,059,048
                                                          -------------
         Increase in cash                                     2,635,360

CASH AT BEGINNING OF YEAR                                             -
                                                          -------------
CASH AT END OF YEAR                                       $   2,635,360
                                                          =============

                       MARKET FOR COMMON STOCK
                    AND RELATED STOCKHOLDER MATTERS

The Company's common stock began trading on the Over-the-Counter ("OTC") Bulletin Board on October 1, 1997, under the symbol "SHSB". At December 31, 1997, there were 819,950 shares of common stock outstanding and 334 shareholders of record, not including the number of persons or entities whose stock is held in nominee or street name through various brokerage firms or banks. Between October 1, 1997 and December 31, 1997, the low and high reported closing prices of the common stock were $14.75 and $17.88 per share, respectively.

The Board of Directors of the Company intends to adopt a policy of paying cash dividends. No such policy was in place, nor were any dividends paid, in 1997. The payment of future dividends will be subject to the requirements of applicable law and the determination by the Board of Directors of the Company that the net income, capital and financial condition of the Company and Savings Bank, thrift industry trends and general economic conditions justify the payment of dividends.


                               GENERAL INFORMATION


                                 ANNUAL MEETING

      The 1997 Annual Meeting of stockholders of SHS Bancorp, Inc. will be held on April 23, 1998 at 10:00 A.M. at One North Shore Center,
               Fourth Floor, Pittsburgh, Pennsylvania 15212


                               FORM 10-KSB:

       A copy of the Form 10-KSB as filed with the Securities and Exchange Commission will be furnished without charge to shareholders upon written request to:

                              Ms. Joanne C. Wienand
                             One North Shore Center
                                    Suite 120
                            Pittsburgh, PA 15212-5837

                               CORPORATE DIRECTORY

DIRECTORS:

Edward W. Preskar
    Chairman of the Board
    Retired, Director of Facilities
    Pittsburgh School District

Thomas F. Angotti
    President and
    Chief Executive Officer

James G. Caliendo
    Partner, Solutions 21

Guy Dille
    Retired, Vice President,
    Treasurer and
    Chief Financial Officer,
    Williams and Company, Inc.

George C. Dorsch
    Retired Engineer

OFFICERS OF SHS BANCORP, INC.:

Thomas F. Angotti
    President and
    Chief Executive Officer

Vincent C. Ashoff
    Executive Vice President and
    Chief Financial Officer

Joanne C. Wienand
    Corporate Secretary

MANAGEMENT OF SPRING HILL SAVINGS BANK:

Thomas F. Angotti
    President and
    Chief Executive Officer

Vincent C. Ashoff
    Executive Vice President and
    Chief Financial Officer

Matthew B. Cruny
    Controller

Marilyn E. Daugherty
    Vice President,
    Savings Administration

Michael G. Dyrwal
    Vice President, Lending

Paul F. Hoyson
    Senior Vice President,
    Retail Banking

Joannne C. Wienand
    Vice President,
    Marketing & Personnel
    and Corporate Secretary

                               CORPORATE INFORMATION

CORPORATE AND MAIN OFFICE:

    One North Shore Center
    Suite 120
    Pittsburgh, PA  15212

BRANCH OFFICES:

    Beechview
    1609 Broadway Avenue
    Pittsburgh, PA  15216

    Spring Hill
    Itin and Rhine Streets
    Pittsburgh, PA  15212

    Brighton Heights
    3619 California Avenue
    Pittsburgh, PA  15212
    (Opening March 1998)

INDEPENDENT AUDITOR:

    S.R. Snodgrass, A.C.
    101 Bradford Road
    Suite 100
    Wexford, PA  15090

GENERAL COUNSEL:

    Hergenroeder and Heights, P.C.
    332 Fifth Avenue
    Suite 510
    Pittsburgh, PA  15222

SPECIAL LEGAL COUNSEL:

    Breyer & Aguggia
    1300 I Street, N.W.
    Suite 470 East
    Washington, DC  20005

STOCK REGISTRAR & TRANSFER AGENT:

    Registrar and Transfer Company
    10 Commerce Drive
    Cranford, NJ  07016

                            One North Shore Center
                                  Suite 120
                           Pittsburgh, PA 15212-5837
                             Phone: 412/231-0809
                               FAX: 412/231-8203

==============================================================================

                            EXHIBIT 21

                  Subsidiaries of the Registrant

                            Exhibit 21

                    Subsidiaries of Registrant


                                       Percentage     Jurisdiction or
Subsidiaries (a)                       of Ownership   State of Incorporation
----------------                       ------------   ----------------------

Spring Hill Savings Bank, F.S.B.(1)       100%            United States

Spring Hill Funding Corporation (2)       100%            Pennsylvania

---------------------
(a) The operations of the Company's subsidiaries are included in the Company's consolidated financial statements.
(1) A wholly-owned subsidiary of the Company.
(2) Owned directly by Spring Hill Savings Bank, F.S.B.