Form 10QSB
period 1998-03-31
SHS BANCORP INC
filed 1998-05-15
CIK 1041286

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                             FORM 10 - QSB


 (X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 1998


 ( ) TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
     ACT

    For the transition period from                to
                                   --------------    -------------

                   Commission File Number  0-22901

                            SHS Bancorp, Inc.
         (Exact name of registrant as specified in its charter)

Pennsylvania                                                      23-2912920
------------                                                     -----------
(State or other jurisdiction of             (IRS Employer Identification No.)
incorporation or organization)

           One North Shore Center, Suite 120, Pittsburgh PA 15212
                 (Address of principal executive offices)

                             (412) 231-0809
           (Registrant's telephone number, including area code)

Check whether the issuer (l) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
  Yes (X)  No ( )

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

                Class:  Common Stock, par value $.01 per share
                    Outstanding at May  11, 1998:  819,950

                           SHS BANCORP, INC.

                                 INDEX
                                                                   Page
                                                                  Number
 PART I - FINANCIAL INFORMATION                                   ------

 Item 1.  Financial Statements
      Consolidated Balance Sheet (Unaudited)
      as of March 31, 1998 and December 31, 1997                     3

      Consolidated Statement of Income (Unaudited)
      for the Three Months ended March 31, 1998 and 1997             4

      Consolidated Statement of Comprehensive Income
      for the Three Months ended March 31, 1998 and 1997             5

      Consolidated Statement of Cash Flows (Unaudited)
      for the Three Months ended March 31, 1998 and 1997            6-7

      Notes to Unaudited Consolidated Financial Statements           8

 Item 2.   Management's Discussion and Analysis of
      Financial Condition and Results of Operations                 9-12

 PART II - OTHER INFORMATION

 Item 1.    Legal Proceedings                                       13

 Item 2.    Changes in Securities                                   13

 Item 3.    Default Upon Senior Securities                          13

 Item 4.    Submissions of Matters to a Vote of Security Holder     13

 Item 5.    Other Information                                       13

 Item 6.    Exhibits and Reports on Form 8 - k                      13

 SIGNATURES                                                         13

                             SHS Bancorp, Inc.
                  Consolidated Balance Sheet (Unaudited)

                                                 March 31,     December 31,
                                                    1998           1997
                                               -------------  -------------
ASSETS
  Cash and due from banks                      $   1,155,690  $     685,622
  Interest - bearing deposits with other banks     6,755,018      5,007,919
  Short - term investments                           990,984      1,998,742
                                               -------------  -------------
    Cash and cash equivalents                      8,901,692      7,692,283

  Investment securities available for sale           578,894        852,829
  Investment securities held to maturity
    (market value of $2,714,318 and $2,473,368)    2,671,483      2,422,926
  Mortgage - backed securities
    available for sale                             2,046,419      2,129,682
  Mortgage - backed securities held to maturity
    (market value of $14,925,906 and
    $14,934,833)                                  14,598,468     14,594,274
  Loans receivable (net of allowance for loan
    losses of $449,059 and $440,982)              56,803,004     57,925,275
  Accrued interest receivable                        534,875        504,589
  Premises and equipment                           1,054,109        918,597
  Federal Home Loan Bank stock                       607,022        607,022
  Other assets                                       612,336        924,047
                                               -------------  -------------

            TOTAL ASSETS                       $  88,408,302  $  88,571,524
                                               =============  =============

LIABILITIES
  Deposits                                     $  65,712,754  $  64,513,197
  Advances by borrowers for taxes
    and insurance                                    853,926      1,128,622
  Collateralized mortgage obligation                 986,666      1,394,821
  Borrowed funds                                   8,160,648      8,862,707
  Accrued interest payable                           115,105        116,833
  Other liabilities                                  337,339        540,411
                                               -------------  -------------
            TOTAL LIABILITIES                     76,166,438     76,556,591
                                               -------------  -------------

STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value; 5,000,000
    shares authorized; none outstanding                    -              -
  Common stock, $.01 par value; 10,000,000 shares
    authorized, 819,950 issued                         8,200          8,200
  Additional paid - in capital                     7,728,425      7,716,938
  Retained earnings - substantially restricted     5,163,378      4,960,280
  Unearned shares held by Employee
    Stock Ownership Plan                            (623,140)      (639,550)
  Net unrealized gain on securities                   16,654         12,173
  Pension adjustment                                 (51,653)       (43,108)
                                               -------------  -------------
            TOTAL STOCKHOLDERS' EQUITY            12,241,864     12,014,933
                                               -------------  -------------

            TOTAL LIABILITIES
              AND STOCKHOLDERS' EQUITY         $  88,408,302  $  88,571,524
                                               =============  =============

See accompanying notes to the unaudited consolidated financial statements

                              SHS Bancorp, Inc.
                 Consolidated Statement of Income (Unaudited)

                                                Three Months Ended March 31,
                                                      1998           1997
                                                -------------   ------------
INTEREST AND DIVIDEND INCOME
   Loans receivable                             $   1,220,185   $  1,170,944
   Interest - bearing deposits with other banks        83,237         39,406
   Investment securities                               81,646         30,768
   Mortgage - backed securities                       290,988        347,164
   Dividends on Federal Home Loan Bank stock            9,729          9,359
                                                -------------   ------------
            Total interest and dividend income      1,685,785      1,597,641
                                                -------------   ------------

INTEREST EXPENSE
   Deposits                                           778,786        758,374
   Advances by borrowers for taxes and insurance        3,076          3,164
   Collateralized mortgage obligation                  36,836        172,361
   Borrowed funds                                     132,887         84,380
                                                -------------   ------------
            Total interest expense                    951,585      1,018,279
                                                -------------   ------------

NET INTEREST INCOME                                   734,200        579,362

Provision for loan losses                                   -         27,943
                                                -------------   ------------

NET INTEREST INCOME AFTER PROVISION
   FOR LOAN LOSSES                                    734,200        551,419
                                                -------------   ------------

NONINTEREST INCOME
   Service charge on deposits                           9,102          9,176
   Investment securities gains, net                         -        116,541
   Other income                                        82,492          7,499
                                                -------------   ------------
            Total noninterest income                   91,594        133,216
                                                -------------   ------------

NONINTEREST EXPENSE
   Compensation and employee benefits                 241,379        187,687
   Occupancy and equipment                             68,966         54,232
   Federal insurance premium                           10,258         10,143
   Data processing                                     29,648         27,832
   Real estate operations, net                          3,263          9,212
   Other operating expenses                           141,489        111,289
                                                -------------   ------------
            Total noninterest expense                 495,003        400,395
                                                -------------   ------------

Income before income taxes                            330,791        284,240
Income tax expense                                    127,693        109,104
                                                -------------   ------------

Income before extraordinary item                      203,098        175,136
Extraordinary Item:
Loss from the early extinguishment of debt,
   net of related income taxes of $400,537                  -        562,525
                                                -------------   ------------

NET INCOME                                      $     203,098   $   (387,389)
                                                =============   ============

EARNINGS PER SHARE                              $        0.27   $       N/A

WEIGHTED AVERAGE SHARES OUTSTANDING                   756,907           N/A

See accompanying notes to the unaudited consolidated financial statements.

                                            SHS Bancorp, Inc.
                      Consolidated Statement of Comprehensive Income (Unaudited)

                                                                Three Months Ended March 31,
                                                                 1998                    1997
                                                         ---------------------   ---------------------

Net Income                                                          $  203,098              $ (387,389)
                                                                    ----------              ----------
Other Comprehensive Income, net of tax:
  Unrealized gain on available-for-sale securities            4,481                  64,886
  Less:  reclassification adjustment for gain included
       in net income                                              -      4,481      (68,083)    (3,197)
                                                         ----------              ----------
  Minimum pension liability adjustment                                  (8,545)                      -
                                                                    ----------              ----------

           Total other comprehensive income                             (4,064)                 (3,197)
                                                                    ----------              ----------

           Comprehensive income                                     $  199,034              $ (390,586)
                                                                    ----------              ----------











See accompanying notes to the consolidated financial statements.

                                SHS Bancorp, Inc.
                Consolidated Statement of Cash Flows (Unaudited)

                                                  Three Months Ended March 31,
                                                       1998           1997
                                                  ------------   ------------
OPERATING ACTIVITIES
Net Income (loss)                                 $    203,098   $   (387,389)
Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
   Provision for losses on loans and real
    estate owned                                             -         27,943
   Depreciation and amortization                        45,802         75,020
   Net securities gains                                      -       (116,541)
   Loss on extinguishment of debt                            -        963,062
   Deferred income taxes                               (12,856)      (406,156)
   Release of unearned ESOP shares                      27,897              -
   (Increase) decrease in accrued interest receivable  (30,286)        10,080
   Decrease in accrued interest payable                 (1,728)        (6,053)
   Other, net                                           44,002       (127,393)
                                                  ------------   ------------

         Net cash provided by operating activities     275,929         32,573
                                                  ------------   ------------

INVESTING ACTIVITIES
   Investment securities available for sale:
      Purchases                                              -       (497,500)
      Proceeds from sales                              278,667        617,079
      Maturities and repayments                              -          6,654
   Investment securities held to maturity:
      Purchases                                       (250,000)      (499,531)
      Maturities and repayments                          1,443        256,790
   Mortgage - backed securities available for sale:
      Maturities and repayments                         84,288        103,793
   Mortgage - backed securities held to maturity:
      Purchases                                     (1,355,513)    (1,386,878)
      Maturities and repayments                      1,347,940      1,147,150
   Loans receivable:
      Purchases                                              -         (8,900)
      Other net (increase) decrease                  1,122,271       (497,744)
   Purchase of Federal Home Loan Bank stock                  -        (12,300)
   Purchases of premises and equipment, net            (93,445)        (4,518)
                                                  ------------   ------------

         Net cash provided by (used for)
          investing activities                       1,135,651       (775,905)
                                                  ------------   ------------




See accompany notes to the unaudited consolidated financial statements.

                                 SHS Bancorp, Inc.
                Consolidated Statement of Cash Flows (Unaudited)
                                   (Continued)

                                                  Three Months Ended March 31,
                                                       1998           1997
                                                  ------------   ------------
FINANCING ACTIVITIES
   Net increase in deposits                       $  1,199,557   $    481,989
   Increase (decrease) in advances by borrowers
    for taxes and insurance                           (274,696)       113,448
   Collateralized mortgage obligation payments        (424,973)      (462,710)
   Extinguishment of debt                                    -     (4,929,000)
   Proceeds from borrowed funds                              -      5,500,000
   Repayment of borrowed funds                        (702,059)       (18,085)
                                                  ------------   ------------

         Net cash provided by (used for)
          financing activities                        (202,171)       685,642
                                                  ------------   ------------

         Increase (decrease) in cash and
          cash equivalents                           1,209,409        (57,690)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR       7,692,283      3,572,556
                                                  ------------   ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD        $  8,901,692   $  3,514,866
                                                  ============   ============

SUPPLEMENTAL CASH FLOW DISCLOSURE
   Cash paid during the year for:
      Interest on deposits and borrowings         $    953,313   $  1,024,332
      Income Taxes                                      65,550        135,000









See accompany notes to the unaudited consolidated financial statements.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not necessarily include all information that would be included in audited financial statements. The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results of operations. All such adjustments are of a normal recurring nature with the exception of the extraordinary expense realized on the early extinguishment of debt. The results of operations for the quarter are not necessarily indicative of the results to be expected for the full year.
These statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1997 which are incorporated in Form 10-KSB.

NOTE 2 - CONVERSION TO STOCK FORM OF OWNERSHIP AND FORMATION OF A HOLDING
COMPANY

On April 16, 1997, the Board of Directors of the Savings Bank approved a plan of conversion whereby the Savings Bank converted from a federally chartered mutual savings bank to a federally chartered stock savings bank and simultaneously reorganized into a holding company form of organization (collectively, the "Conversion"). After approval by the regulatory authorities and the Savings Bank's members, the Conversion was completed on September 30, 1997 and as a result, the holding company was formed (the "Company") and the Savings Bank became a wholly-owned subsidiary of the Company.

In connection with the Conversion on September 30, 1997, the Company completed the sale of 819,950 shares of common stock (the "Offering") at $10 per share. From the proceeds, $8,200 was allocated to common stock based on a par value of $.01 per share and $7,706,807, which is net of conversion costs of $484,493, was allocated to additional paid in capital.

NOTE 3 - EARNINGS PER SHARE

Earnings per share are computed based on the weighted average number of shares outstanding during the period, less unreleased ESOP shares.

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

NOTE 4 - RECENT ACCOUNTING PRONOUNCEMENT

Effective January 1, 1998, the Bank adopted the Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." In adopting Statement No. 130, the Bank is required to present comprehensive income and its components in a full set of general purpose financial statements. In accordance with Statement No. 130, the Bank has elected to report the effects as a separate Consolidated Statement of Comprehensive Income.

                            SHS BANCORP, INC.
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATION

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 1998 AND  DECEMBER 31, 1997

Total assets decreased a negligible 0.2% between the periods, declining $163,000 from $88,571,000 at December 31, 1997 to $88,408,000 at March 31,
1998. Net loans receivable declined $1,122,000, or 1.9%, from $57,925,000 at December 31, 1997 to $56,803,000 at March 31, 1998. This decrease in loan balances is the result of principal repayments and prepayments exceeding the level of new loan originations in the first quarter. Interest rates have remained at lower levels since declining in the fourth quarter of 1997. This lower rate environment has resulted in higher levels of loan refinancings and early repayments. This coupled with modest investment activity due to the uncertain interest rate environment resulted in an increase to cash and cash equivalents of $1,209,000, or 15.7%, which totaled $8,902,000 at the end of the quarter.

Total liabilities decreased $390,000, or 0.5%, during the first quarter to $76,166,000, despite an increase in deposits. Total deposits increased $1,200,000, or 1.9%, during the first quarter. The increase in deposits was more than offset by a general decline in nondeposit liabilities. The decline in advances by borrowers for taxes and insurance results from a timing difference in the monthly receipt of these escrowed funds from the Savings Bank's mortgage customers and the payment of tax bills on the respective properties. The collateralized mortgage obligation (CMO) declined $408,000 during the first quarter from the regular principal pay down on the underlying collateral. The decrease in borrowed funds of $702,000 is the result of scheduled repayment of Federal Home Loan Bank ("FHLB") advance borrowings.


COMPARISON OF THE RESULTS OF THE OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997

Net Income. Net income increased $590,000 to $203,000 for the three months ending March 31, 1998 as compared to a net loss of $387,000 for the first quarter of 1997. This increase was primarily the result of an extraordinary loss of $563,000 recognized in the first quarter of 1997 due to the early extinguishment of a portion of the Savings Bank's CMO debt. Additionally, net income increased in the first quarter of 1998, as compared to the first quarter of 1997, due to the increase in net interest income.

Net Interest Income. Net interest income increased $155,000, or 26.7%, from $579,000 for the three months ended March 31, 1997 to $734,000 for the first quarter of 1998. The improved net interest income for the comparable quarters is the result of the higher level of interest earning assets to interest bearing liability balances and an increase in the interest rate spread. The first quarter ratio of interest earning assets to interest bearing liabilities was 113.2% in 1998 as compared to 104.6% in 1997. The first quarter average balance of interest earning assets less interest bearing liabilities increased $6,401,000 to $9,943,000 in 1998 as compared to $3,542,000 in 1997. This increase resulted from the higher level of capitalization in 1998 due to the proceeds received from the stock offering on September 30, 1997. The interest rate spread, or the difference between the weighted average yields on interest earning assets and interest bearing liabilities, improved to 2.85% in the first quarter of 1998 compared to 2.64% in the first quarter of 1997. The improvement in the interest rate spread is due to the lower weighted average yield on interest bearing liabilities as a result of the improved liability structure from replacing a portion of the higher costing CMO debt with lower costing FHLB advances. This restructuring transaction occurred on March 7, 1997.

Interest Income. Total interest and dividend income for the first quarter increased $88,000, or 5.5%, in 1998 as compared to 1997. The increase in interest income was due to the increase in the level of interest-earning assets. Interest income on loans receivable rose by $49,000 as a result of the growth in the loan portfolio between the first quarters of 1997 and 1998. The decline in interest income on mortgaged backed securities was offset by an increase in interest income on investment securities. Interest income on deposits with other banks rose $44,000 between the two quarters as a result of the higher balance in these accounts from the proceeds received from the sale of common stock in the Offering.

Interest Expense. Total interest expense for the first quarter decreased $66,000, or 6.5%, to $952,000 in 1998, as compared to $1,018,000 in 1997. The increase in interest expense for deposits of $20,000 in the first quarter of 1998 results form an higher average rate paid on these deposits of 4.75% as compared to 4.63% for the first quarter of 1997. This higher interest expense on deposits was offset by the net decrease in interest expense on the CMO and borrowed funds. The combined interest expense on these borrowings declined $87,000 due to lower average balances and the lower weighted average cost of funds on the combined CMO debt and FHLB borrowings which declined from 9.2% in the first quarter of 1997 to 7.1% in 1998. This lower cost of funds resulted primarily from replacing the higher cost CMO debt with lower cost advance borrowings from the FHLB.

Provision for Loan Losses. No provision for loan losses was charged to earnings for the three months ended March 31, 1998 compared to $28,000 during the first quarter of 1997. This was due to the reduction in the loan portfolio during the 1998 first quarter and recoveries to the allowance for loan losses that was realized during this same period. In the first quarter of 1997, provisions for loan losses were established due to the growth in the loan portfolio and net loan charge-offs of $23,000 during that same period.

Non-interest  Income.   Noninterest income  decreased $41,000 to $92,000 for
the three months ended March 31, 1998 compared to $133,000 for the same period in 1997. The decrease was the result of a one-time gain of $121,000 that was realized in the first quarter of 1997 on the early redemption of a CMO residual investment. This was partially offset by the increase in other income in the first quarter of 1998, which resulted primarily from a one time gain of $66,000 that was realized on property acquired during the quarter.
The gain was due to the value of the property exceeding the acquisition cost. The Savings Bank has used the property to open a new branch location.

Non-interest Expense. Total non-interest expense for the first quarter increased by $95,000 to $495,000 in 1998 compared to $400,000 in 1997.
Compensation and employee benefits rose $54,000 in 1998 compared to 1997.
This increase is primarily due to expense recognized in the first quarter of 1998 of $28,000 for the Employee Stock Ownership Plan (ESOP) adopted on September 30, 1997. This expense represents the average market price of SHS Bancorp stock for the quarter multiplied by the number of shares allocated to all eligible employees. An expense of $9,000 was incurred in the first quarter of 1998 to recognize additional liability for the Savings Bank's pension plan. The process is underway to close the pension plan in order to offset a portion of the ESOP expense. Staffing and salaries also increased in the first quarter of 1998 as compared to the first quarter of 1997.

Other operating expenses increased $30,000 in the first quarter of 1998 to $141,000 compared to $111,000 in 1997. This increase is primarily due to expenses related to renovations to the Beechview office, expenses associated with the relocation of the North Shore offices, expenses related to opening a new branch office, and to administrative expenses of the holding company, SHS Bancorp, which was formed on September 30, 1997 in conjunction with the initial public offering. In the first quarter 1998, the holding company incurred approximately $10,000 in administrative expenses.

Income Taxes. Income tax expense increased $19,000 to $128,000 in 1998 as a result of the higher level of pre-tax income.


LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of funds are the Savings Bank's deposits, amortization and prepayment of loans, maturities of, and repayments from investment securities, and funds provided from operations. While scheduled loan repayments are a relatively predictable source of funds, loan prepayments and deposit flows are influenced by general interest rates, economic conditions and competition. In light of these exogenous variables and to provide an adequate source of funding for its operations, the Savings Bank maintains a varying level of funds in overnight deposits, as well as a credit facility through the Federal Home Loan Bank ("FHLB") of Pittsburgh. This available credit arrangement with the FHLB includes a currently unused line of credit totaling $5,579,000 at March 31, 1998. The Savings Bank had outstanding term borrowings from the FHLB of $8,160,648 at March 31, 1998.

Additionally, the Savings Bank is required to maintain long term liquidity in excess of a prescribed minimum regulatory ratio of 4% of net withdrawable accounts. As a matter of practice, the Savings Bank normally maintains liquidity in excess of the regulatory minimum. At March 31, 1998 this ratio was 10.7%. At March 31, 1998, the Savings Bank had $1,160,000 in outstanding mortgage, credit lines and construction loan commitments. Management believes it has adequate sources to meet its funding requirements.

Management monitors risk-based capital and leverage ratios in order to assess compliance with regulatory guidelines. Management believes, as of March 31, 1998, that the Company and the Savings Bank meet all capital adequacy requirements to which they are subject. At March 31, 1998, the Savings Bank had risk-based capital of 24.53% and a leverage capital
ratio  of 11.05%  of tangible  assets.   The Company's and Savings Bank's
GAAP capital ratios were 13.85%  and 11.06%, respectively.


RISK ELEMENTS

The table below presents information concerning nonperforming assets including nonaccrual loans, restructured loans, loans 90 days or more past due, other real estate owned, and repossessed assets. A loan is classified as nonaccrual when, in the opinion of management, there are serious doubts about the collectibility of interest and principal, generally when the loan becomes 90 days or more past due. At the time the accrual of interest is discontinued, future income is recognized as payments are received. Restructured loans are those loans for which terms have been renegotiated to provide for a deferral of principal and/or a reduction of interest as a result of deterioration in the borrowers' credit capacity.

                                                   Mar. 31,        Dec. 31,
                                                     1998           1997
                                                  ------------  -----------

                                                     (dollars in thousands)
Loans on nonaccrual basis                         $     1,156     $      933
Loans past due 90 days or more                              -              7
                                                  ------------  -----------

     Total nonperforming loans                          1,156            940

Other real estate owned                                    13            13
Repossessed assets                                          9            12
                                                  ------------  -----------

Total nonperforming assets                        $     1,178   $       965
                                                  ------------  -----------

Nonperforming loans as a percent of net loans            2.04%         1.62%
                                                  ------------  -----------

Nonperforming assets as a percent of total assets        1.33%         1.09%
                                                  ------------  -----------

Restructured loans                                $        60            99
                                                  ------------  -----------

Potential problem loans                           $        273  $       278
                                                  ------------  -----------

During the first three months ended March 31, 1998, loans decreased $1,122,000 and nonperforming loans increased $216,000 while the allowance for loan losses increased $8,000. The percentage of allowance for loan losses to loans outstanding increased slightly to .79% from .76% during the first quarter.

Potential problem loans consist of two loans to one borrower. These loans have been outstanding since April 1986 and April 1987. Whereas management believes that there is adequate collateral value to reduce the risk of potential loss, the payment patterns by the borrower are such that the loans are carried as potential problem loans since they exhibit risk of being reported as nonaccrual.

Provisions for loan losses are charged to operations to bring the total allowance for loan losses to a level considered by management to be adequate to provide for estimated losses based on management's evaluation of individual loans, economic factors, past loan loss experiences, changes in the composition and volume of the portfolio, and other relevant factors. Management believes the level of the allowance for loan losses at March 31, 1998 is sufficient; however, there can be no assurance that the current allowance for loan losses will be adequate to absorb all future losses.

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

In order to diminish the exposure to this processing risk, the Savings Bank has adopted a Plan for achieving year 2000 readiness. Part of this Plan is to monitor the progress of the remedial actions that have been implemented and are being implemented by the service bureau to achieve proper system functioning. In connection with these efforts, the service bureau is reporting that substantially all of the necessary remediation will be completed by June 1998. Additionally, the testing process for these systems has commenced and the Savings Bank is participating in the testing process. As part of achieving year 2000 readiness, management is in the process of developing a test plan which it intends to implement during the second half of 1998. This test plan includes further testing of our service bureau's systems as well as testing and certification by our other service providers. Additionally, the Savings Bank's Plan calls for certain contingency planning, including review of the merits and feasibility of converting to an alternative service bureau should testing of our current service bureau's process produce unacceptable results.

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

     Not applicable

ITEM 6.  Exhibits and Reports on Form 8-K

Exhibit 27 - Financial Data Schedule

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   SHS BANCORP, INC.

Date:  May 12, 1998           By:  /s/ Thomas F. Angotti
                                   --------------------------------
                                   Thomas F. Angotti
                                   President and Chief Executive
                                   Officer


Date:  May 12, 1998           By:  /s/ Vincent C. Ashoff
                                   --------------------------------
                                   Vincent C. Ashoff
                                   Executive Vice President and
                                   Chief Financial Officer