Form 10QSB
period 1998-06-30
SHS BANCORP INC
filed 1998-08-14
CIK 1041286

                 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                                  FORM 10 - QSB


(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended June 30, 1998

( ) TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT



For the transition period from                to
                              ----------------  ----------------

                       Commission File Number  0-22901
                       -------------------------------

                              SHS Bancorp, Inc.
                              -----------------
            (Exact name of registrant as specified in its charter)

Pennsylvania                                                     23-2912920
------------                                                     ----------
(State or other jurisdiction of                               (IRS Employer
Identification No.)                           incorporation or organization)

           One North Shore Center, Suite 120, Pittsburgh PA 15212
           ------------------------------------------------------
                   (Address of principal executive offices)

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

               Class:  Common Stock, par value $.01 per share
                  Outstanding at August 11, 1998:  819,950

                               SHS BANCORP, INC.

                                    INDEX

                                                                   Page
                                                                  Number
                                                                  ------
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
         Consolidated Balance Sheet (Unaudited)
         as of June 30, 1998 and December 31, 1997                   3

         Consolidated Statement of Income (Unaudited)
         for the Six Months ended June 30, 1998 and 1997             4

         Consolidated Statement of Comprehensive Income
         for the Six Months ended June 30, 1998 and 1997             5

         Consolidated Statement of Income (Unaudited)
         for the Three Months ended June 30, 1998 and 1997           6

         Consolidated Statement of Comprehensive Income
         for the Three Months ended June 30, 1998 and 1997           7

         Consolidated Statement of Cash Flows (Unaudited)
         for the Six Months ended June 30, 1998 and 1997            8-9

         Notes to Unaudited Consolidated Financial Statements      10-11

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations             12-16

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                          17

Item 2.  Changes in Securities                                      17

Item 3.  Default Upon Senior Securities                             17

Item 4.  Submissions of Matters to a Vote of Security
         Holder                                                     17

Item 5.  Other Information                                          17

Item 6.  Exhibits and Reports on Form 8-K                           17


SIGNATURES                                                          17

                               SHS Bancorp, Inc.
                     Consolidated Balance Sheet (Unaudited)

                                                    June 30,    December 31,
                                                      1998          1997
                                                 ------------  ------------
ASSETS
  Cash and due from banks                        $    674,577  $    685,622
  Interest-bearing deposits with other banks        5,525,811     5,007,919
  Short-term investments                            2,004,945     1,998,742
                                                 ------------  ------------
    Cash and cash equivalents                       8,205,333     7,692,283

  Investment securities available for sale          1,048,630       852,829
  Investment securities held to maturity
    (market value of $2,963,387 and $2,473,368)     2,920,064     2,422,926
  Mortgage-backed securities available for sale 1,921,420 2,129,682 Mortgage-backed securities held to maturity
    (market value of $14,428,250 and $14,934,833)  14,127,793    14,594,274
  Loans receivable (net of allowance for loan
    losses of $451,259 and $440,982)               56,056,418    57,925,275
  Accrued interest receivable                         504,315       504,589
  Premises and equipment                            1,065,950       918,597
  Federal Home Loan Bank stock                        627,422       607,022
  Other assets                                        665,845       924,047
                                                 ------------  ------------

            TOTAL ASSETS                         $ 87,143,190  $ 88,571,524
                                                 ============  ============

LIABILITIES
  Deposits                                       $ 64,709,512  $ 64,513,197
  Advances by borrowers for taxes and insurance     1,227,906     1,128,622
  Collateralized mortgage obligation                  456,258     1,394,821
  Borrowed funds                                    8,006,209     8,862,707
  Accrued interest payable                            103,508       116,833
  Other liabilities                                   262,365       540,411
                                                 ------------  ------------
            TOTAL LIABILITIES                      74,765,758    76,556,591
                                                 ------------  ------------

STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value; 5,000,000 shares
    authorized; none outstanding                            -             -
  Common stock, $.01 par value; 10,000,000 shares
    authorized, 819,950 issued                          8,200         8,200
  Additional paid-in capital                        7,740,153     7,716,938
  Retained earnings-substantially restricted        5,274,477     4,960,280
  Unearned shares held by Employee Stock
    Ownership Plan                                   (606,730)     (639,550)
  Net unrealized gain on securities                    12,985        12,173
  Pension adjustment                                  (51,653)      (43,108)
                                                 ------------  ------------
            TOTAL STOCKHOLDERS' EQUITY             12,377,432    12,014,933
                                                 ------------  ------------

            TOTAL LIABILITIES AND STOCKHOLDERS'
              EQUITY                             $ 87,143,190  $ 88,571,524
                                                 ============  ============

See accompanying notes to the unaudited consolidated financial statements.

                               SHS Bancorp, Inc.
               Consolidated Statement of Income (Unaudited)

                                                  Six Months Ended June 30,
                                                     1998            1997
                                                ------------    ------------
INTEREST AND DIVIDEND INCOME
   Loans receivable                             $  2,403,766    $  2,359,853
   Interest - bearing deposits with other banks      167,516          61,091
   Investment securities                             163,621          83,883
   Mortgage - backed securities                      575,259         694,554
   Dividends on Federal Home Loan Bank stock          19,889          19,006
                                                ------------    ------------
            Total interest and dividend income     3,330,051       3,218,387
                                                ------------    ------------

INTEREST EXPENSE
   Deposits                                        1,565,175       1,538,217
   Advances by borrowers for taxes and insurance       6,319           6,390
   Collateralized mortgage obligation                 62,485         241,012
   Borrowed funds                                    262,516         235,238
                                                ------------    ------------
            Total interest expense                 1,896,495       2,020,857
                                                ------------    ------------

NET INTEREST INCOME                                1,433,556       1,197,530

Provision for loan losses                                  -          69,734
                                                ------------    ------------

NET INTEREST INCOME AFTER PROVISION
   FOR LOAN LOSSES                                 1,433,556       1,127,796
                                                ------------    ------------

NONINTEREST INCOME
   Service charge on deposits                         20,694          17,916
   Investment securities gains, net                        -         123,076
   Other income                                       98,071          17,720
                                                ------------    ------------
            Total noninterest income                 118,765         158,712
                                                ------------    ------------

NONINTEREST EXPENSE
   Compensation and employee benefits                492,531         379,024
   Occupancy and equipment                           135,312         104,364
   Federal insurance premium                          20,390          20,723
   Data processing                                    55,107          51,762
   Real estate operations, net                         3,667          20,203
   Other operating expenses                          333,801         218,900
                                                ------------    ------------
            Total noninterest expense              1,040,808         794,976
                                                ------------    ------------

Income before income taxes                           511,513         491,532
Income tax expense                                   197,316         190,006
                                                ------------    ------------

Income before extraordinary item                     314,197         301,526
Extraordinary Item:
Loss from the early extinguishment of debt, net of related
   income taxes of $400,537                                -         562,525
                                                ------------    ------------

NET INCOME (LOSS)                               $    314,197    $   (260,999)
                                                ============    ============

EARNINGS PER SHARE                              $       0.41    $     N/A

WEIGHTED AVERAGE SHARES OUTSTANDING                  757,454          N/A

See accompanying notes to the unaudited consolidated financial statements.

                                         SHS Bancorp, Inc.
                      Consolidated Statement of Comprehensive Income (Unaudited)

                                                                      Six Months Ended June 30,
                                                                   1998                      1997
                                                         -----------------------    -----------------------

Net Income (Loss)                                                     $  314,197                 $ (260,999)
                                                                      ----------                 ----------
Other Comprehensive Income, net of tax:
   Unrealized gain on available-for-sale securities             812                     77,277
   Less:  reclassification adjustment for gain included
        in net income                                             -          812       (71,930)       5,347
                                                         ----------                 ----------
   Minimum pension liability adjustment                                   (8,545)                         -

            Total other comprehensive income                              (7,733)                     5,347
                                                                      ----------                 ----------

            Comprehensive income (loss)                               $  306,464                 $ (255,652)
                                                                      ==========                 ==========














See accompanying notes to the unaudited consolidated financial statements.

                                  SHS Bancorp, Inc.
                    Consolidated Statement of Income (Unaudited)

                                                Three Months Ended June 30,
                                                    1998            1997
                                               ------------    ------------
INTEREST AND DIVIDEND INCOME
   Loans receivable                            $  1,183,581    $  1,188,909
   Interest-bearing deposits with other banks        84,279          21,685
   Investment securities                             81,975          53,115
   Mortgage-backed securities                       284,271         347,390
   Dividends on Federal Home Loan Bank stock         10,160           9,647
                                               ------------    ------------
            Total interest and dividend income    1,644,266       1,620,746
                                               ------------    ------------

INTEREST EXPENSE
   Deposits                                         786,389         779,843
   Advances by borrowers for taxes and insurance      3,243           3,226
   Collateralized mortgage obligation                25,649          68,651
   Borrowed funds                                   129,629         150,858
                                               ------------    ------------
            Total interest expense                  944,910       1,002,578
                                               ------------    ------------

NET INTEREST INCOME                                 699,356         618,168

Provision for loan losses                                 -          41,791
                                               ------------    ------------

NET INTEREST INCOME AFTER PROVISION
   FOR LOAN LOSSES                                  699,356         576,377
                                               ------------    ------------

NONINTEREST INCOME
   Service charge on deposits                        11,592           8,740
   Investment securities gains, net                       -           6,535
   Other income                                      15,579          10,221
                                               ------------    ------------
            Total noninterest income                 27,171          25,496
                                               ------------    ------------

NONINTEREST EXPENSE
   Compensation and employee benefits               251,152         191,337
   Occupancy and equipment                           66,346          50,132
   Federal insurance premium                         10,132          10,580
   Data processing                                   25,459          23,930
   Real estate operations, net                          404          10,991
   Other operating expenses                         192,312         107,611
                                               ------------    ------------
            Total noninterest expense               545,805         394,581
                                               ------------    ------------

Income before income taxes                          180,722         207,292
Income tax expense                                   69,623          80,902
                                               ------------    ------------

NET INCOME                                     $    111,099    $    126,390
                                               ============    ============

EARNINGS PER SHARE                             $       0.14    $     N/A

WEIGHTED AVERAGE SHARES OUTSTANDING                 758,548          N/A

See accompanying notes to the unaudited consolidated financial statements.

                                  SHS Bancorp, Inc.
                Consolidated Statement of Comprehensive Income (Unaudited)

                                                                      Three Months Ended June 30,
                                                                  1998                         1997
                                                         -----------------------    -----------------------

Net Income                                                            $  111,099                 $  126,390
                                                                      ----------                 ----------
Other Comprehensive Income, net of tax:
   Unrealized gain on available-for-sale securities          (3,669)                    12,391
   Less:  reclassification adjustment for gain included
        in net income                                             -      (3,669)        (3,847)       8,544
                                                         ----------                 ----------
   Minimum pension liability adjustment                                       -                           -
                                                                      ----------                 ----------

            Total other comprehensive income                              (3,669)                     8,544

            Comprehensive income                                      $  107,430                 $  134,934
                                                                      ==========                 ==========













See accompanying notes to the unaudited consolidated financial statements.

                               SHS Bancorp, Inc.
                Consolidated Statement of Cash Flows (Unaudited)

                                                  Six Months Ended June 30,
                                                    1998           1997
                                                ------------   ------------
OPERATING ACTIVITIES
Net Income (loss)                               $    314,197   $   (260,999)
Adjustments to reconcile net income (loss) to
   net cash provided
   by operating activities:
   Provision for losses on loans and real
    estate owned                                           -         69,734
   Depreciation and amortization                      94,761        133,789
   Net securities gains                                    -       (123,076)
   Loss on extinguishment of debt                          -        963,062
   Deferred income taxes                             (25,712)      (395,038)
   Release of unearned ESOP shares                    56,035              -
   (Increase) decrease in accrued interest
     receivable                                          274        (21,391)
   Decrease in accrued interest payable              (13,325)       (34,996)
   Other, net                                        (69,011)      (211,538)
                                                ------------   ------------

         Net cash provided by operating activities   357,219        119,547
                                                ------------   ------------


INVESTING ACTIVITIES
   Investment securities available for sale:
      Purchases                                     (750,000)      (996,094)
      Proceeds from sales                                  -      1,623,601
      Maturities and repayments                      553,543          7,984
   Investment securities held to maturity:
      Purchases                                     (500,000)    (2,249,609)
      Maturities and repayments                        2,862        258,296
   Mortgage - backed securities available for sale
      Maturities and repayments                      206,563        163,382
   Mortgage - backed securities held to maturity:
      Purchases                                   (2,774,629)    (1,883,752)
      Maturities and repayments                    3,233,342      2,236,811
   Decrease (increase) in loans receivable         1,868,857     (2,125,640)
   Purchase of Federal Home Loan Bank stock          (20,400)       (12,300)
   Purchases of premises and equipment, net         (132,266)       (10,656)
                                                ------------   ------------


         Net cash provided by (used for)
          investing activities                     1,687,872     (2,987,977)
                                                ------------   ------------

See accompany notes to the unaudited consolidated financial statements.

                                SHS Bancorp, Inc.
          Consolidated Statement of Cash Flows (Unaudited) (Continued)

                                                  Six Months Ended June 30,
                                                     1998           1997
                                                ------------   ------------

FINANCING ACTIVITIES
   Net increase in deposits                     $    196,315   $  1,015,119
   Increase in advances by borrowers for taxes
    and insurance                                     99,284        157,429
   Collateralized mortgage obligation payments      (971,142)      (905,010)
   Extinguishment of debt                                  -     (4,929,000)
   Proceeds from borrowed funds                            -      6,000,000
   Repayment of borrowed funds                      (856,498)      (162,822)
                                                ------------   ------------

         Net cash provided by (used for)
          financing activities                    (1,532,041)     1,175,716
                                                ------------   ------------

         Increase (decrease) in cash and cash
          equivalents                                513,050     (1,692,714)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR     7,692,283      3,572,556
                                                ------------   ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD      $  8,205,333   $  1,879,842
                                                ============   ============

SUPPLEMENTAL CASH FLOW DISCLOSURE
   Cash paid during the year for:
      Interest on deposits and borrowings       $  1,909,820   $  2,055,853
      Income Taxes                                   280,800        313,000









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

In February 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share." Statement No. 128 replaced the previous reporting requirement of primary and fully diluted earnings per share with basic and diluted earnings per share. Under Statement 128, basic EPS is to be computed based upon income available to common shareholders and the weighted average number of common shares outstanding for the period (allowing for an adjustment for the unallocated ESOP shares). Diluted EPS is to reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then would share in the earnings of the Company. Statement 128 also requires the restatement of all prior-period EPS data presented.

Although the Company adopted a Stock Option Plan on April 23, 1998, the plan has not been implemented and no stock options have been granted during the presented periods. Therefore, the Company currently maintains a simple capital structure, thus there are no dilutive effects on earnings per share.

NOTE 4 - EMPLOYEE BENEFITS

Stock Option Plan
-----------------

In February 1998, the Board of Directors adopted a Stock Option Plan for the directors, officers, and employees which was approved by stockholders at the annual meeting held on April 23, 1998. The effective date of the Plan is October 1, 1998. The Company has reserved 81,995 shares of Common Stock for issuance under the Plan in connection with the exercise of the options.
Shares of Common Stock to be issued under the Plan may be either authorized but unissued shares, or reacquired shares held by the Company in its treasury. The stock options typically have expiration terms not greater than ten years and may be subject to certain extensions and early terminations. The per share exercise price of a stock option shall be, at a minimum, equal to the fair value of a share of common stock on the date the option is granted. Proceeds from the exercise of the stock options are credited to common stock for the aggregate par value and the excess is credited to additional paid-in capital.

Management Recognition and Development Plan (MRDP)
-------------------------------------------------

In February 1998, the Board of Directors adopted a MRDP for certain directors, officers and employees which was approved by stockholders at the annual meeting held on April 23, 1998. The effective date of the Plan is October 1, 1998. The objective of this Plan is to reward performance and build the participant's equity interest in the Company by providing long-term incentives and rewards to officers, key employees and other persons who provide services to the Company and its subsidiaries and who contribute to the success of the Company by their innovation, ability, industry, loyalty and exceptional service. In addition, the Company believes that the MRDP will provide an important retention incentive for key personnel. All directors, officers and employees are eligible to participate in the plan. However, the Company's Board of Directors will determine the participants to whom restricted stock awards will be made, the number of shares of Common Stock covered by each award and the terms and conditions applicable to such award.

The Company has reserved 32,798 shares of Common Stock for issuance under the MRDP in the form of restricted stock. Shares of Common Stock to be issued under the MRDP may be either authorized but unissued shares, or reacquired shares held by the Company in its treasury.

NOTE 5 - RECENT ACCOUNTING PRONOUNCEMENT

Effective January 1, 1998, the Company adopted the Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." In adopting Statement No. 130, the Company is required to present comprehensive income and its components in a full set of general purpose financial statements. In accordance with Statement No. 130, the Company has elected to report the effects as a separate Consolidated Statement of Comprehensive Income.

                                SHS BANCORP, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATION

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 1998 AND DECEMBER 31, 1997

Total assets decreased 1.6% between the periods, declining $1,428,000 from $88,571,000 at December 31, 1997 to $87,143,000 at June 30, 1998. Net loans receivable declined $1,869,000, or 3.2%, from $57,925,000 at December 31, 1997 to $56,056,000 at June 30, 1998. Interest rates have remained at lower levels since declining in the fourth quarter of 1997. This lower rate environment has resulted in higher levels of loan refinancings and early repayments. The decline in loan balances is the result of principal repayments and prepayments exceeding the level of new loan originations during the period partly at the election of management not to increase the level of new originations to keep pace with these higher prepayments. This coupled with modest investment activity due to the uncertain interest rate environment resulted in an increase to cash and cash equivalents of $513,000, or 6.7%, which totaled $8,205,000 at the end of the quarter.

Total liabilities decreased $1,791,000, or 2.3%, during the period to $74,766,000, despite a slight increase in deposits. Total deposits increased $196,000, or .3%, during the period. The increase in deposits was more than offset by a general decline in nondeposit liabilities. The increase in advances by borrowers for taxes and insurance results from a timing difference in the monthly receipt of these escrowed funds from the Savings Bank's mortgage customers and the payment of tax bills on the respective properties. The collateralized mortgage obligation (CMO) declined $939,000 during the period from the regular principal pay down on the underlying collateral. The decrease in borrowed funds of $856,000 is the result of scheduled repayment of Federal Home Loan Bank ("FHLB") advance borrowings.

COMPARISON OF THE RESULTS OF THE OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997

Net Income. Net income increased $575,000 to $314,000 for the six months ending June 30, 1998 as compared to a net loss of $261,000 for the first six months of 1997. This increase was primarily the result of an extraordinary loss of $563,000 recognized in the first quarter of 1997 due to the early extinguishment of a portion of the Savings Bank's CMO debt. Additionally, net income increased for the first six months of 1998, as compared to the first six months of 1997, due to the net affect of increased net interest income, decreased noninterest income and increased noninterest expense.

Net Interest Income. Net interest income increased $236,000, or 19.7%, from $1,198,000 for the six months ended June 30, 1997 to $1,434,000 for the first six months of 1998. The improved net interest income for the comparable periods is the result of the higher level of interest earning assets to interest bearing liability balances. For the six months ended June 30, 1998, the ratio of interest earning assets to interest bearing liabilities was 113.0% as compared to 103.7% in 1997. The six month average balance of interest earning assets less interest bearing liabilities increased $6,962,000 to $9,813,000 in 1998 as compared to $2,851,000 in 1997. This increase resulted from the higher level of capitalization in 1998 due to the proceeds received from the stock offering on September 30, 1997. The interest rate spread, or the difference between the weighted average yields on interest earning assets and interest bearing liabilities, remained relatively unchanged. The six months ended June 30, 1998 yielded an interest rate spread of 2.79%, as compared to 2.80% for the same period of 1997.

Interest Income. Total interest and dividend income for the first six months increased $112,000, or 3.5%, in 1998 as compared to 1997. The increase in interest income was due to the increase in the level of interest-earning assets. Interest income on loans receivable rose by $44,000 as a result of the growth in the loan portfolio between the first six months of 1997 and 1998. The decline in interest income on mortgaged backed securities was offset in part by an increase in interest income on investment securities. Interest income on deposits with other banks rose $106,000 between the two periods as a result of the higher balance in these accounts, which represents a portion of the proceeds received from the sale of common stock in the Offering.

Interest Expense. Total interest expense for the six months decreased $124,000, or 6.1%, to $1,896,000 in 1998, as compared to $2,021,000 in 1997.
The increase in interest expense for deposits of $27,000 for the first six months of 1998 results from a higher average rate paid on these deposits of 4.82% as compared to 4.74% for the first six months of 1997. This higher interest expense on deposits was more than offset by the net decrease in interest expense on the CMO and borrowed funds. The combined interest expense on these borrowings declined $151,000 due to lower average balances and the lower weighted average cost of funds on the combined CMO debt and FHLB borrowings, which declined from 8.4% in the first six months of 1997 to 7.0% in 1998. This lower cost of funds resulted primarily from replacing the higher cost CMO debt with lower cost FHLB advance borrowings during March of 1997.

Provision for Loan Losses. No provision for loan losses was charged to earnings for the six months ended June 30, 1998 compared to $70,000 during the first six months of 1997. This was due to the reduction in the loan portfolio during the first six months of 1998 and recoveries of $10,000 to the allowance for loan losses that were realized during this same period. In the first six months of 1997, provisions for loan losses were established due to the growth in the loan portfolio and net loan charge-offs of $57,000 during that same period.

Non-interest Income. Noninterest income decreased $40,000 to $119,000 for the six months ended June 30, 1998 compared to $159,000 for the same period in 1997. The decrease was the result of a one-time gain of $123,000 that was realized in the first six months of 1997 on the early redemption of a CMO residual investment. This was partially offset by the increase in other income in the first quarter of 1998, which resulted primarily from a one-time gain of $66,000 that was realized on property acquired during the period. The gain was due to the value of the property exceeding the acquisition cost. The Savings Bank has used the property to open a new branch location.

Non-interest Expense. Total non-interest expense for the first six months increased by $246,000 to $1,041,000 in 1998 compared to $795,000 in 1997.
Compensation and employee benefits rose $114,000 in 1998 compared to 1997. This increase in compensation expense is partly due to the $56,000 expense recognized in the first six months of 1998 for the Employee Stock Ownership Plan (ESOP) adopted on September 30, 1997. This expense represents the average market price of SHS Bancorp stock for the six months multiplied by the number of shares allocated to all eligible employees. Additionally, compensation expense of $9,000 was incurred in the first quarter of 1998 to recognize additional liability for the Savings Bank's pension plan. The process is underway to close the pension plan in order to offset a portion of the ESOP expense. Salary expense also increased in part in 1998 as compared to 1997 due to an increase in staffing for the additional branch opened in March of 1998.

Other operating expenses increased $115,000 in the first six months of 1998 to $334,000 compared to $219,000 in 1997. This increase is primarily due to expenses related to renovations to the Beechview office, expenses associated with the relocation of the North Shore offices, expenses related to opening a new branch office, and to administrative expenses of the holding company, SHS Bancorp, which was formed on September 30, 1997 in conjunction with the initial public offering. For the six months ended June 30, 1998, the holding company incurred $37,000 in administrative expenses.

Income Taxes. Income tax expense increased $7,000 to $197,000 in 1998 as a result of the higher level of pre-tax income.

COMPARISON OF THE RESULTS OF THE OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997

Net Income. Net income decreased $15,000 to $111,000 for the three months ended June 30, 1998 as compared to $126,000 for the same period of 1997. This decrease was the result of increased noninterest expense during the three months ended June 30, 1998 as compared to the same period in 1997. These higher expenses, however, were partially offset by an increase in net interest income.

Net Interest Income. Net interest income increased $81,000, or 13.1%, from 618,000 for the three months ended June 30, 1997 compared to $699,000 for the second quarter of 1998. The improved net interest income for the comparable quarters is the result of the higher level of interest earning assets to interest bearing liability balances. The second quarter ratio of interest earning assets to interest bearing liabilities was 112.9% in 1998 as compared to 103.3% in 1997. The second quarter average balance of interest earning assets less interest bearing liabilities increased $7,130,000 to $9,684,000 in 1998 as compared to $2,554,000 in 1997. This increase resulted from the higher level of capitalization in 1998 due to the proceeds received from the stock offering on September 30, 1997. The interest rate spread, or the difference between the weighted average yields on interest earning assets and interest bearing liabilities, declined to 2.73% in the second quarter of 1998 compared to 2.92% in the second quarter of 1997.

Interest Income. Total interest and dividend income for the second quarter increased $23,000, or 1.4%, in 1998 as compared to 1997. The increase in interest income was due to the increase in the level of interest-earning assets. The decline in interest income on mortgaged backed securities was partially offset by an increase in interest income on investment securities. Interest income on deposits with other banks rose $63,000 between the two quarters as a result of the higher balance in these accounts, which represents a portion of the proceeds received from the sale of common stock in the Offering.

Interest Expense. Total interest expense for the second quarter decreased $58,000, or 6.5%, to $945,000 in 1998, as compared to $1,003,000 in 1997. The increase in interest expense for deposits of $7,000 in the second quarter of 1998 results from a slightly higher average rate paid on these deposits of 4.78% as compared to 4.74%. for the second quarter of 1997. This slightly higher interest expense on deposits was more than offset by the net decrease in interest expense of the CMO and borrowed funds. The combined interest expense on these borrowings declined $64,000 due to lower average balances and the lower weighted average cost of funds on the combined CMO debt and FHLB borrowings which declined from 7.6% in the second quarter of 1997 to 6.9% in 1998. This lower cost of funds resulted primarily from the ongoing paydown of the higher cost CMO debt between the periods.

Provision for Loan Losses. No provision for loan losses was charged to earnings for the three months ended June 30, 1998 compared to $42,000 during the second quarter of 1997. This was due to the reduction in the loan portfolio during the 1998 second quarter and recoveries of $2,000 to the allowance for loan losses that was realized during this same period. In the second quarter of 1997, provisions for loan losses were established due to the growth in the loan portfolio and net loan charge-offs of $34,000 during that same period.

Non-interest Expense. Total non-interest expense for the second quarter increased by $151,000 to $546,000 in 1998 compared to $395,000 in 1997.
Compensation and employee benefits rose $60,000 in 1998 compared to 1997. This increase is partly due to $28,000 of expense recognized in the second quarter of 1998 for the Employee Stock Ownership Plan (ESOP) adopted on September 30, 1997. This expense represents the average market price of SHS Bancorp stock for the quarter multiplied by the number of shares allocated to all eligible employees. Salary expense also increased in part in the second quarter of 1998 as compared to the second quarter of 1997 due to an increase in staffing for the additional branch opened in March of 1998.

Other operating expenses increased $84,000 in the second quarter of 1998 to $192,000 compared to $108,000 in 1997. This increase is primarily due to expenses related to opening a new branch office, and to administrative expenses of the holding company, SHS Bancorp, which was formed on September 30, 1997 in conjunction with the initial public offering. In the second quarter 1998, the holding company incurred $27,000 in administrative expenses.

Income Taxes. Income tax expense decreased $11,000 to $70,000 in 1998 as a result of the lower level of pre-tax income.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of funds are the Savings Bank's deposits, amortization and prepayment of loans, maturities of, and repayments from investment securities, and funds provided from operations. While scheduled loan repayments are a relatively predictable source of funds, loan prepayments and deposit flows are influenced by general interest rates, economic conditions and competition. In light of these exogenous variables and to provide an adequate source of funding for its operations, the Savings Bank maintains a varying level of funds in overnight deposits, as well as a credit facility through the FHLB of Pittsburgh. This available credit arrangement with the FHLB includes a currently unused line of credit totaling $5,579,000 at June 30, 1998. The Savings Bank had outstanding term borrowings from the FHLB of $8,006,209 at June 30, 1998.

Additionally, the Savings Bank is required to maintain long term liquidity in excess of a prescribed minimum regulatory ratio of 4% of net withdrawable accounts. As a matter of practice, the Savings Bank normally maintains liquidity in excess of the regulatory minimum. At June 30, 1998 this ratio was 13.2%.

At June 30, 1998, the Savings Bank had $2,122,000 in outstanding mortgage, credit lines and construction loan commitments. Management believes it has adequate sources to meet its funding requirements.

Management monitors risk-based capital and leverage ratios in order to assess compliance with regulatory guidelines. Management believes, as of June 30, 1998, that the Company and the Savings Bank meet all capital adequacy requirements to which they are subject. At June 30, 1998, the Savings Bank had risk-based capital of 24.42% and a leverage capital ratio of 11.34% of tangible assets. The Company's and Savings Bank's GAAP capital ratios as of the same date were 14.20% and 11.34%, respectively.

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

                                           June 30,        Dec. 31,
                                            1998             1997
                                         -----------     ----------
                                             (dollars in thousands)
Loans on nonaccrual basis                $     1,512     $      933
Loans past due 90 days or more                     -              7
                                         -----------     ----------



     Total nonperforming loans                 1,512            940
Other real estate owned                           13             13
Repossessed assets                                 -             12
                                         -----------     ----------
Total nonperforming assets               $     1,525     $      965
                                         -----------     ----------
Nonperforming loans as a percent of
 net loans                                      2.72%          1.62%
                                         -----------     ----------
Nonperforming assets as a percent of
 total assets                                   1.75%           1.09%
                                         -----------     ----------
Restructured loans                       $        52     $       99
                                         -----------     ----------
Potential problem loans                  $         -     $      278
                                         -----------     ----------

During the six months ended June 30, 1998, loans decreased $1,869,000 and nonperforming loans increased $572,000 while the allowance for loan losses increased $10,000. The percentage of allowance for loan losses to loans outstanding increased slightly to .81% from .76% during the period.

Potential problem loans consist of two loans to one borrower. These loans have been outstanding since April 1986 and April 1987. As of June 30, 1998, these loans are in excess of 90 days delinquent, and accordingly, have been placed on nonaccrual.

Provisions for loan losses are charged to operations to bring the total allowance for loan losses to a level considered by management to be adequate to provide for estimated losses based on management's evaluation of individual loans, economic factors, past loan loss experiences, changes in the composition and volume of the portfolio, and other relevant factors. Management believes the level of the allowance for loan losses at June 30, 1998 is sufficient; however, there can be no assurance that the current allowance for loan losses will be adequate to absorb all future losses.

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

In order to diminish the exposure to this processing risk, the Savings Bank has adopted a Plan for achieving year 2000 readiness. Part of this Plan is to monitor the progress of the remedial actions that have been implemented and are being implemented by the service bureau to achieve proper system functioning. In connection with these efforts, the service bureau has reported that substantially all of the necessary remediation was completed as of June 30, 1998. Additionally, the testing process for these systems has commenced and the Savings Bank is participating in the testing process. As part of achieving year 2000 readiness, management is implementing a test plan during the second half of 1998. This test plan includes further testing of our service bureau's systems as well as testing and certification by our other service providers. Additionally, the Savings Bank's Plan calls for certain contingency planning, including review of the merits and feasibility of converting to an alternative service bureau should testing of our current service bureau's process produce unacceptable results.

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

         Not applicable

ITEM 3.  Defaults Upon Senior Securities

         Not applicable

ITEM 4.  Submission of Matters to a Vote of Security Holders

a) The Annual Meeting of Stockholders of the Company was held on April 23, 1998.

b) Guy Dille was elected as a director for a three-year term - votes for 725,395; votes withheld 12,452; the terms of Directors: Edward W. Preskar, Thomas F. Angotti, James G. Caliendo and George C. Dorsch continued after the meeting.

c) Two additional matters were voted upon at the Annual Meeting. The matters voted upon together with the applicable voting results were as follows:

    1) Proposal to consider and approve the adoption of the Company's 1998 Stock Option Plan - votes for 421,020; votes against 62,912; abstain 10,360; and broker non-votes 243,555.

    2) Proposal to consider and approve the Company's Management Recognition and Development Plan - votes for 358,473; votes against 133,579; abstain 2,800, and broker non-votes 242,995.

d)  Not applicable

ITEM 5.  Other Information

A cash dividend of $0.065 per share has been declared on the common stock for holders of record August 12, 1998 to be paid August 26, 1998.

ITEM 6.  Exhibits and Reports on Form 8-K

Exhibit 27 - Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                SHS BANCORP, INC.



Date:  August 11, 1998          By:  /s/ Thomas F. Angotti
                                     -------------------------------------
                                     Thomas F. Angotti
                                     President and Chief Executive Officer

Date:  August 11, 1998          By:  /s/ Vincent C. Ashoff
                                     -------------------------------------
                                     Vincent C. Ashoff
                                     Executive Vice President and
                                     Chief Financial Officer