Form 10QSB
period 1998-09-30
SHS BANCORP INC
filed 1998-11-13
CIK 1041286

             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                               FORM 10 - QSB


(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 1998


(X)  TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
     ACT

            For the transition period from                to
                                          ----------------  ---------------

                        Commission File Number  0-22901
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

                Class:  Common Stock, par value $.01 per share
                  Outstanding at November 12, 1998:  819,950

                              SHS BANCORP, INC.

                                    INDEX
                                                                    Page
                                                                   Number
                                                                   ------
 PART I -  FINANCIAL INFORMATION

 Item 1.   Financial Statements
           Consolidated Balance Sheet (Unaudited)
           as of September 30, 1998 and December 31, 1997             3

           Consolidated Statement of Income (Unaudited)
           for the Nine Months ended September 30, 1998 and 1997      4

           Consolidated Statement of Comprehensive Income (Unaudited)
           for the Nine Months ended September 30, 1998 and 1997      5

           Consolidated Statement of Income (Unaudited)
           for the Three Months ended September 30, 1998 and 1997     6

           Consolidated Statement of Comprehensive Income (Unaudited)
           for the Three Months ended September 30, 1998 and 1997     7

           Consolidated Statement of Cash Flows (Unaudited)
           for the Nine Months ended September 30, 1998 and 1997     8-9

           Notes to Unaudited Consolidated Financial Statements     10-11

 Item 2.   Management's Discussion and Analysis of
           Financial Condition and Results of Operations            12-17

 PART II - OTHER INFORMATION

 Item 1.   Legal Proceedings                                         18

 Item 2.   Changes in Securities                                     18

 Item 3.   Default Upon Senior Securities                            18

 Item 4.   Submissions of Matters to a Vote of Security Holder       18

 Item 5.   Other Information                                         18

 Item 6.   Exhibits and Reports on Form 8 - k                        18

 SIGNATURES                                                          18

                             SHS BANCORP, INC.
                  CONSOLIDATED BALANCE SHEET (UNAUDITED)

                                                September 30,    December 31,
                                                    1998            1997
                                               -------------    -------------
ASSETS
  Cash and due from banks                      $     659,990    $     685,622
  Interest-bearing deposits with other banks       4,319,481        5,007,919
  Short-term investments                           1,518,963        1,998,742
                                               -------------    -------------
    Cash and cash equivalents                      6,498,434        7,692,283

  Investment securities available for sale         1,021,685          852,829
  Investment securities held to maturity
    (market value of $2,984,865 and $2,473,368)    2,918,619        2,422,926
  Mortgage-backed securities available
    for sale                                       1,707,212        2,129,682
  Mortgage-backed securities held to
    maturity (market value of $14,624,792
    and $14,934,833)                              14,295,243       14,594,274
  Loans receivable (net of allowance for
    loan losses of $453,517 and $440,982)         57,025,764       57,925,275
  Accrued interest receivable                        560,783          504,589
  Premises and equipment                           1,042,213          918,597
  Federal Home Loan Bank stock                       627,422          607,022
  Other assets                                       593,353          924,047
                                               -------------    -------------

       TOTAL ASSETS                            $  86,290,728    $  88,571,524
                                               =============    =============

LIABILITIES
  Deposits                                     $  65,422,108    $  64,513,197
  Advances by borrowers for taxes
    and insurance                                    614,070        1,128,622
  Collateralized mortgage obligation                  48,000        1,394,821
  Borrowed funds                                   7,349,245        8,862,707
  Accrued interest payable                           105,090          116,833
  Other liabilities                                  259,351          540,411
                                               -------------    -------------
       TOTAL LIABILITIES                          73,797,864       76,556,591
                                               -------------    -------------

STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value; 5,000,000
    shares authorized; none outstanding                    -                -
  Common stock, $.01 par value; 10,000,000
    shares authorized, 819,950 issued                  8,200            8,200
  Additional paid-in capital                       7,746,071        7,716,938
  Retained earnings-substantially restricted       5,306,916        4,960,280
  Unearned shares held by Employee Stock
    Ownership Plan                                  (590,320)        (639,550)
  Net unrealized gain on securities                   21,997           12,173
  Pension adjustment                                       -          (43,108)
                                               -------------    -------------
       TOTAL STOCKHOLDERS' EQUITY                 12,492,864       12,014,933

       TOTAL LIABILITIES AND STOCKHOLDERS'
          EQUITY                               $  86,290,728    $  88,571,524

See accompanying notes to the unaudited consolidated financial statements.

                              SHS BANCORP, INC.
                  CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

                                                    Nine Months Ended Sept. 30
                                                        1998          1997
                                                    ------------  -----------
INTEREST AND DIVIDEND INCOME
   Loans receivable                                 $  3,594,843  $ 3,557,877
   Interest-bearing deposits with other banks            250,125      103,743
   Investment securities                                 255,491      139,788
   Mortgage-backed securities                            849,698    1,027,396
   Dividends on Federal Home Loan Bank stock              30,168       28,760
                                                    ------------  -----------
            Total interest and dividend income         4,980,325    4,857,564
                                                    ------------  -----------

INTEREST EXPENSE
   Deposits                                            2,356,312    2,358,705
   Advances by borrowers for taxes and insurance           9,780        9,722
   Collateralized mortgage obligation                     73,141      296,748
   Borrowed funds                                        389,815      387,848
                                                    ------------  -----------
            Total interest expense                     2,829,048    3,053,023
                                                    ------------  -----------

NET INTEREST INCOME                                    2,151,277    1,804,541

Provision for loan losses                                  9,490       69,734
                                                    ------------  -----------

NET INTEREST INCOME AFTER PROVISION
   FOR LOAN LOSSES                                     2,141,787    1,734,807
                                                    ------------  -----------

NONINTEREST INCOME
   Service charge on deposits                             32,259       26,108
   Investment securities gains, net                            -      123,076
   Other income                                          115,390       26,137
                                                    ------------  -----------
            Total noninterest income                     147,649      175,321
                                                    ------------  -----------

NONINTEREST EXPENSE
   Compensation and employee benefits                    745,193      577,474
   Termination of pension plan                           118,859            -
   Occupancy and equipment                               197,217      151,787
   Federal insurance premium                              30,488       31,067
   Data processing                                        80,187       75,108
   Real estate operations, net                             3,775       21,328
   Other operating expenses                              469,867      323,305
                                                    ------------  -----------
            Total noninterest expense                  1,645,586    1,180,069
                                                    ------------  -----------

Income before income taxes                               643,850      730,059
Income tax expense                                       248,074      282,009
                                                    ------------  -----------

Income before extraordinary item                         395,776      448,050
Extraordinary Item:
Loss from the early extinguishment of debt,
    net of related income taxes of $400,537                    -      562,525
                                                    ------------  -----------

NET INCOME (LOSS)                                   $    395,776  $  (114,475)
                                                    ============  ===========

EARNINGS PER SHARE                                  $       0.52  $       N/A

WEIGHTED AVERAGE SHARES OUTSTANDING                      758,258          N/A

See accompanying notes to the unaudited consolidated financial statements.

                                  SHS BANCORP, INC.
                CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)


                                          Nine Months Ended Sept. 30
                                       1998                     1997
                               ---------------------   ----------------------
Net Income (Loss)                          $ 395,776               $ (114,475)
                                           ---------               ----------

Other Comprehensive Income,
  net of tax:
    Unrealized gain on
      available-for-sale           9,824                   87,462
    Less:  reclassification
      adjustment for gain
      included in net income           -       9,824      (71,886)     15,576
                               ---------   ---------    ---------  ----------
  Minimum pension liability
    adjustment                                43,108                        -
                                           ---------               ----------

        Total other
          comprehensive income                52,932                   15,576
                                           ---------               ----------

        Comprehensive income
          (loss)                           $ 448,708                $ (98,899)
                                           =========               ==========





























See accompanying notes to the unaudited consolidated financial statements.

                                SHS BANCORP, INC.
                 CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

                                                   Three Months Ended Sept. 30
                                                       1998          1997
                                                  -------------  -------------
INTEREST AND DIVIDEND INCOME
   Loans receivable                               $   1,191,077  $   1,198,024
   Interest-bearing deposits with other banks            82,609         42,652
   Investment securities                                 91,870         55,905
   Mortgage-backed securities                           274,439        332,842
   Dividends on Federal Home Loan Bank stock             10,279          9,754
                                                  -------------  -------------
            Total interest and dividend income        1,650,274      1,639,177
                                                  -------------  -------------

INTEREST EXPENSE
   Deposits                                             791,137        820,488
   Advances by borrowers for taxes and insurance          3,461          3,332
   Collateralized mortgage obligation                    10,656         55,736
   Borrowed funds                                       127,299        152,610
                                                  -------------  -------------
            Total interest expense                      932,553      1,032,166
                                                  -------------  -------------

NET INTEREST INCOME                                     717,721        607,011

Provision for loan losses                                 9,490              -
                                                  -------------  -------------

NET INTEREST INCOME AFTER PROVISION
   FOR LOAN LOSSES                                      708,231        607,011
                                                  -------------  -------------

NONINTEREST INCOME
   Service charge on deposits                            11,565          8,192
   Investment securities gains, net                           -              -
   Other income                                          17,319          8,417
                                                  -------------  -------------
            Total noninterest income                     28,884         16,609
                                                  -------------  -------------

NONINTEREST EXPENSE
   Compensation and employee benefits                   252,662        198,450
   Termination of pension plan                          118,859              -
   Occupancy and equipment                               61,905         47,423
   Federal insurance premium                             10,098         10,344
   Data processing                                       25,080         23,346
   Real estate operations, net                              108          1,125
   Other operating expenses                             136,066        104,405
                                                  -------------  -------------
            Total noninterest expense                   604,778        385,093
                                                  -------------  -------------

Income before income taxes                              132,337        238,527
Income tax expense                                       50,758         92,003
                                                  -------------  -------------

NET INCOME                                        $      81,579  $     146,524
                                                  =============  =============

EARNINGS PER SHARE                                $        0.11  $     N/A

WEIGHTED AVERAGE SHARES OUTSTANDING                     760,189        N/A


See accompanying notes to the unaudited consolidated financial statements.

                              SHS BANCORP, INC.
             CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

                                        Three Months Ended Sept. 30
                                       1998                     1997
                                ---------------------    ---------------------

Net Income                                $    81,579              $   146,524
                                          -----------              -----------

Other Comprehensive Income,
  net of tax:
   Unrealized gain on available-
    for-sale securities              9,012                  10,229
   Less:  reclassification
    adjustment for gain included
    in net income                        -      9,012            -      10,229
                                ----------             -----------
  Minimum pension liability
    adjustment                                 51,653                        -
                                          -----------              -----------

     Total other comprehensive
       income                                  60,665                   10,229
                                          -----------              -----------

     Comprehensive income                 $   142,244              $   156,753
                                          ===========              ===========






























See accompanying notes to the unaudited consolidated financial statements.

                             SHS BANCORP, INC.
                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                   Nine Months Ended Sept. 30
                                                        1998          1997
                                                   ------------  ------------
OPERATING ACTIVITIES
Net Income (loss)                                  $    395,776  $   (114,475)
Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
   Provision for losses on loans and real
     estate owned                                         9,490        69,734
   Depreciation and amortization                        138,277       178,011
   Net securities gains                                       -      (123,076)
   Loss on extinguishment of debt                             -       963,062
   Deferred income taxes                                (38,568)     (395,544)
   Release of unearned ESOP shares                       78,363             -
   Increase in accrued interest receivable              (56,194)      (56,714)
   Decrease in accrued interest payable                 (11,743)      (25,727)
   Other, net                                            58,559        29,747
                                                   ------------  ------------

         Net cash provided by operating activities      573,960       525,018
                                                   ------------  ------------

INVESTING ACTIVITIES
   Investment securities available for sale:
      Purchases                                        (750,000)     (996,094)
      Proceeds from sales                                     -     1,623,601
      Maturities and repayments                         584,476         9,788
   Investment securities held to maturity:
      Purchases                                        (500,000)   (2,499,531)
      Maturities and repayments                           4,307       759,649
   Mortgage-backed securities available for sale:
      Maturities and repayments                         429,285       256,977
   Mortgage-backed securities held to maturity:
      Purchases                                      (4,564,210)   (2,329,683)
      Maturities and repayments                       4,851,263     3,463,172
   Decrease (increase) in loans receivable              890,021    (2,911,211)
   Purchase of Federal Home Loan Bank stock             (20,400)      (12,300)
   Purchases of premises and equipment, net            (135,185)      (14,439)
                                                   ------------  ------------

         Net cash provided by (used for) investing
           activities                                   789,557    (2,650,071)
                                                   ------------  ------------








See accompanying notes to the unaudited consolidated financial statements.

                                SHS BANCORP, INC.
           CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED) (CONTINUED)

                                                   Nine Months Ended Sept. 30
                                                        1998         1997
                                                   ------------  ------------
FINANCING ACTIVITIES
   Net increase in deposits                        $    908,911  $    686,812
   Decrease in advances by borrowers for
     taxes and insurance                               (514,552)     (531,884)
   Collateralized mortgage obligation payments       (1,389,123)   (1,265,391)
   Extinguishment of debt                                     -    (4,929,000)
   Proceeds from borrowed funds                               -     6,000,000
   Repayment of borrowed funds                       (1,513,462)     (809,925)
   Proceeds from stock issuance                               -     7,056,030
   Dividends Paid                                       (49,140)            -
                                                   ------------  ------------

         Net cash provided by (used for)
           financing activities                      (2,557,366)    6,206,642
                                                   ------------  ------------

         Increase (decrease) in cash and
           cash equivalents                          (1,193,849)    4,081,589

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR        7,692,283     3,572,556
                                                   ------------  ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD         $  6,498,434  $  7,654,145
                                                   ============  ============

SUPPLEMENTAL CASH FLOW DISCLOSURE
   Cash paid during the year for:
      Interest on deposits and borrowings          $  2,840,791  $  3,078,750
      Income Taxes                                      280,800       375,210














See accompanying notes to the unaudited consolidated financial statements.

                        SHS BANCORP, INC.
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The consolidated financial statements of SHS Bancorp, Inc. (the"Company"), includes its wholly-owned subsidiary, Spring Hill Savings Bank, FSB (the "Savings Bank"), and the Savings Bank's wholly-owned subsidiary, Spring Hill Funding Corporation ("SHFC")a limited purpose finance subsidiary. All significant intercompany balances and transactions have been eliminated.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not necessarily include all information that would be included in audited financial statements. The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results of operations. All such adjustments are of a normal recurring nature with the exception of the extraordinary expense realized on the early extinguishment of debt and the expense related to the termination of the defined benefit plan ("Pension Plan"). The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended
December 31, 1997 which are incorporated in Form 10-KSB.

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

Management Recognition and Development Plan (MRDP)
--------------------------------------------------

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

                              SHS BANCORP, INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATION

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 1998 AND DECEMBER 31, 1997

Total assets decreased 2.6% between the periods, declining $2,281,000 from $88,572,000 at December 31, 1997 to $86,291,000 at September 30, 1998. This
decrease is primarily the result of decreases in cash and cash equivalents and net loans receivable. Cash and cash equivalents decreased $1,194,000, or 15.5%, from $7,692,000 at December 31, 1997 to $6,498,000 at September 30,
1998, while net loans receivable declined $899,000, or 1.6%, from $57,925,000 to $57,026,000 during the same period. Interest rates have remained at lower levels since declining in the fourth quarter of 1997. This lower rate environment has resulted in higher levels of loan refinancings and early repayments. The decline in loan balances is the result of principal repayments and prepayments exceeding the level of new loan disbursements during the period. The total investment portfolio, inclusive of mortgage-backed securities ("MBS's") and exclusive of short-term investments, decreased a negligible $57,000, or .3%, from $20,000,000 at December 31, 1997 to $19,943,000 at September 30, 1998. Although investment activity appears relatively stagnant, $1,365,000 in principal repayments received on the MBS's maintained by "SHFC" were passed-through and used exclusively for repayment of the collateralized mortgage obligation ("CMO") debt. Therefore, the divestment of funds from cash and cash equivalents and receipt of loan repayments were used partly to fund MBS purchases as well as to repay some FHLB borrowings, which decreased $1,514,000 during the period, or 17.1%, to $7,349,000 at September 30, 1998.

Total liabilities decreased $2,759,000, or 3.6%, during the period to $73,798,000, despite an increase in deposits. Total deposits increased $909,000, or 1.4%, during the period. The increase in deposits was more than offset by a general decline in non-deposit liabilities. This shift in the liability structure to a higher ratio of deposits to borrowings has continued to lower the interest expense of the Savings Bank. The decrease in advances by borrowers for taxes and insurance results from a timing difference in the monthly receipt of these escrowed funds from the Savings Bank's mortgage customers and the payment of tax bills on the respective properties. The CMO declined $1,347,000 during the period. The decrease in borrowed funds of $1,514,000 is the result of scheduled maturity and repayment of Federal Home Loan Bank ("FHLB") advance borrowings.


COMPARISON OF THE RESULTS OF THE OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

NET INCOME. Net income increased $510,000 to $396,000 for the nine months ending September 30, 1998 as compared to a net loss of $114,000 for the first nine months of 1997. This increase was the result of an extraordinary loss of $563,000 recognized in the first quarter of 1997 due to the early extinguishment of a portion of the Savings Bank's CMO debt. There was a one-time charge of $119,000 as a result of closing the Savings Bank's defined benefit plan ("Pension Plan") that was reported for the period ending September 30, 1998. Compared to the nine month period in 1997, net income for the period in 1998 (exclusive of the one-time pension charge) was favorably affected due to the net effect of increased net interest income, decreased provision for loan losses, decreased noninterest income and increased noninterest expense.

NET INTEREST INCOME. Net interest income increased $346,000, or 19.2%, from $1,805,000 for the nine months ended September 30, 1997 to $2,151,000 for the first nine months of 1998. The improved net interest income for the comparable periods is the result of the higher level of interest earning assets to interest bearing liability balances. For the nine months ended September 30, 1998, the ratio of interest earning assets to interest bearing liabilities was 113.2% as compared to 103.6% in 1997. The nine month average balance of interest earning assets less interest bearing liabilities increased $7,109,000 to $9,893,000 in 1998 as compared to $2,784,000 in 1997. This increase resulted from the higher level of capitalization in 1998 due to the proceeds received from the stock offering on September 30, 1997. The interest rate spread, or the difference between the weighted average yields on interest earning assets and interest bearing liabilities, remained unchanged. Both the nine months ended September 30, 1998 and 1997 yielded an interest rate spread of 2.79% as lower asset yields were offset with lower average liability costs.

INTEREST INCOME. Total interest and dividend income for the first nine months increased $122,000, or 2.5%, in 1998 as compared to 1997. The increase in interest income was due to the increase in the level of interest-earning assets. Interest income on loans receivable rose by $37,000 as a result of the growth in the loan portfolio between the first nine months of 1997 and 1998. The decline in interest income on mortgaged backed securities was offset in part by an increase in interest income on investment securities. Interest income on deposits with other banks rose $146,000 between the two periods as a result of the higher balance in these accounts, which represents a portion of the proceeds received from the sale of common stock in the Offering. Overall, asset yields have declined 17 basis points (.17%) from 7.99% for the first nine months of 1997 to 7.82% in 1998 due to the lower interest rates that have been prevailing in the markets.

INTEREST EXPENSE. Total interest expense for the nine months decreased $224,000, or 7.3%, to $2,829,000 in 1998, as compared to $3,053,000 in 1997.
Interest expense on the CMO decreased $224,000 between the two periods. Interest expense declined $122,000 between the two periods due to the $3,226,000 decline in average interest bearing liabilities for the nine month period in 1998 as compared to the same period in 1997. Additionally, interest expense declined $100,000 due to the lower average cost on these interest bearing liabilities. This lower cost of funds resulted from the reduction in the CMO debt relative to deposits and FHLB advance borrowings. This shift in the composition of liabilities resulted in a reduction in interest cost which matched the decline in the yield on assets of 17 basis points. The yield cost on average interest bearing liabilities was 5.03% for the first nine months of 1998 compared to 5.20% in 1997.

PROVISION FOR LOAN LOSSES. A provision for loan losses of $9,000 was charged to earnings for the nine months ended September 30, 1998 compared to $70,000 during the first nine months of 1997. This was due to the improved level of recoveries versus loan charge-offs between the two periods. During the nine month period ending September 30, 1998 net recoveries to the allowance for loan losses were $3,000. In the first nine months of 1997, provisions for loan losses were established due to the growth in the loan portfolio and net loan charge-offs of $57,000 during that same period.

NON-INTEREST INCOME. Noninterest income decreased $27,000 to $148,000 for the nine months ended September 30, 1998 compared to $175,000 for the same period in 1997. The decrease was the result of a one-time gain of $123,000 that was realized in the first nine months of 1997 on the early redemption of a CMO residual investment. This was partially offset by the increase in other income in the first quarter of 1998, which resulted primarily from a one-time gain of $66,000 that was realized on property acquired during the period. The gain was due to the value of the property exceeding the acquisition cost. The Savings Bank acquired the property to open a new branch location.

NON-INTEREST EXPENSE. Total non-interest expense for the first nine months increased by $466,000 to $1,646,000 in 1998 compared to $1,180,000 in 1997.
Compensation and employee benefits rose $168,000 in 1998 compared to 1997. This increase in compensation expense is partly due to the $78,000 expense recognized in the first nine months of 1998 for the Employee Stock Ownership Plan ("ESOP") adopted on September 30, 1997. This expense represents the average market price of SHS Bancorp stock for the nine months multiplied by the number of shares allocated to all eligible employees. Additionally, compensation expense of $9,000 was incurred in the first quarter of 1998 to recognize additional liability for the Savings Bank's pension plan. The Savings Bank has recently received the required approvals and has had an actuarial analysis performed to establish final distributions from the Pension Plan. In closing the Pension Plan, the Savings Bank has incurred a one-time charge of $119,000. The plan was closed to reduce the future benefit expenses related to the pension in order to offset a portion of future ESOP expense. Salary expense also increased in part in 1998 as compared to 1997 due to an increase in staffing for the additional branch opened in March of 1998.

Beginning in the last three months of 1998, the Bank will begin to accrue expense for the MRDP which was approved by shareholders on April 23, 1998 with an effective date of October 1, 1998. The MRDP was implemented in October and will result in additional benefit expense of $82,000 in the final three months of 1998 as well as $82,000 in each of the three succeeding calendar years.

Other operating expenses increased $147,000 in the first nine months of 1998 to $470,000 compared to $323,000 in 1997. This increase is primarily due to expenses related to renovations to the Beechview office, expenses associated with the relocation of the North Shore offices, expenses related to opening a new branch office, and to administrative expenses of the holding company, SHS Bancorp, which was formed on September 30, 1997 in conjunction with the initial public offering. For the nine months ended September 30, 1998, the holding company incurred $47,000 in administrative expenses.

INCOME TAXES. Income tax expense decreased $34,000 to $248,000 in 1998 as a result of the lower level of pre-tax income.


COMPARISON OF THE RESULTS OF THE OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

NET INCOME. Net income decreased $65,000 to $82,000 for the three months ended September 30, 1998 compared to $147,000 for the same period in 1997. This decrease was the result of an $119,000 one-time expense required to close the Savings Bank's pension plan. The pension termination charge was taken in the period ending September 30, 1998. Apart from the one-time pension termination charge, net income increased for the third quarter of 1998 as compared to 1997 as a result of the net favorable change from an increase in interest income, a decrease to interest expense, increased noninterest income, an increase in the provision for loan losses and an increase in noninterest expense.

NET INTEREST INCOME. Net interest income increased $111,000, or 18.3%, from $607,000 for the three months ended September 30, 1997 compared to $718,000 for the comparable quarter in 1998. The improved net interest income for the comparable quarters is the result of the higher level of interest earning assets to interest bearing liability balances. The third quarter ratio of interest earning assets to interest bearing liabilities was 113.5% in 1998 as compared to 103.3% in 1997. The third quarter average balance of interest earning assets less interest bearing liabilities increased $7,405,000 to $10,054,000 in 1998 as compared to $2,648,000 in 1997. This increase resulted from the higher level of capitalization in 1998 due to the proceeds received from the stock offering on September 30, 1997. Additionally, the interest rate spread, or the difference between the weighted average yields on interest earning assets and interest bearing liabilities, increased slightly to 2.80% in the third quarter of 1998 compared to 2.77% in the third quarter of 1997.

INTEREST INCOME. Total interest and dividend income for the third quarter increased $11,000, or .7%, in 1998 as compared to 1997. The increase in interest income was due to the increase in the level of interest-earning assets. Average interest-earning assets for the quarter ended September 30, 1998 exceeded average interest-earning assets for the same period in 1997 by $1,915,000, however, the yield earned on these assets declined 12 basis points (0.12%) to 7.80% in 1998 compared to 7.92% in 1997. This reduction in yield is due to interest rates remaining at lower levels since declining in the fourth quarter of 1997. Interest income on deposits with other banks rose $40,000 between the two quarters as a result of the higher balance in these accounts, which represents a portion of the proceeds received from the sale of common stock in the Offering.

INTEREST EXPENSE. Total interest expense for the third quarter decreased $99,000, or 9.6%, to $933,000 in 1998, as compared to $1,032,000 in 1997.
The decrease in interest expense for deposits of $29,000 in the third quarter of 1998 results from a lower average balance of interest-bearing liabilities. The average rate paid on these deposits of 4.79% was the same for both periods. The decline in the combined interest expense for the CMO and borrowed funds of $70,000 is due to lower average balances in the third quarter of 1998 compared to 1997 as well as the lower weighted average cost of funds, which declined from 7.3% in the third quarter of 1997 to 6.7% in 1998. This lower cost of funds resulted primarily from the ongoing paydown of the higher cost CMO debt between the periods.

PROVISION FOR LOAN LOSSES. No provision for loan losses was charged to earnings for the three months ended September 30, 1997 compared to $9,000 during the third quarter of 1998. The additional provision expensed this quarter was due to the reduction in the allowance for loan losses as a result of net charge-offs of $7,000 realized during the quarter and the higher level of residential loan construction financing outstanding at September 30, 1998.

NON-INTEREST EXPENSE. Total non-interest expense for the third quarter increased by $220,000 to $605,000 in 1998 compared to $385,000 in 1997.
Compensation and employee benefits rose $55,000 in 1998 compared to 1997.
This increase is partly due to $22,000 of expense recognized in the third quarter of 1998 for the ESOP that was adopted on September 30, 1997. This expense represents the average market price of SHS Bancorp stock for the quarter multiplied by the number of shares allocated to all eligible employees. Salary expense also increased in part in the third quarter of 1998 as compared to the third quarter of 1997 due to an increase in staffing for the additional branch opened in March of 1998 as well as general salary increases.

A one-time charge of $119,000 resulting from costs to terminate the Savings Bank's pension plan was taken in the third quarter of 1998. The Savings Bank recently received the required approvals and has had an actuarial analysis performed to establish final distributions from the defined Pension Plan. The one-time charge incurred by the Savings Bank was related to terminating the plan and to realize the previously established deferred pension liability. The plan was closed to reduce the future benefit expenses related to the pension in order to offset a portion of future ESOP expense.

Other operating expenses increased $32,000 in the third quarter of 1998 to $136,000 compared to $104,000 in 1997. This increase is primarily due to expenses related to opening a new branch office, and to administrative expenses of the holding company, SHS Bancorp, which was formed on September 30, 1997 in conjunction with the initial public offering. In the third quarter 1998, the holding company incurred $10,000 in administrative expenses.

INCOME TAXES. Income tax expense decreased $41,000 to $51,000 in 1998 as a result of the lower level of pre-tax income.


LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of funds are the Savings Bank's deposits, amortization and prepayment of loans, maturities of, and repayments from investment securities, and funds provided from operations. While scheduled loan repayments are a relatively predictable source of funds, loan prepayments and deposit flows are influenced by general interest rates, economic conditions and competition. In light of these exogenous variables and to provide an adequate source of funding for its operations, the Savings Bank maintains a varying level of funds in overnight deposits, as well as a credit facility through the FHLB of Pittsburgh. This available credit arrangement with the FHLB includes a currently unused line of credit totaling $5,579,000 at September 30, 1998. The Savings Bank had outstanding term borrowings from the FHLB of $7,349,000 at September 30, 1998.

Additionally, the Savings Bank is required to maintain long term liquidity in excess of a prescribed minimum regulatory ratio of 4% of net withdrawable accounts. As a matter of practice, the Savings Bank normally maintains liquidity in excess of the regulatory minimum. At September 30, 1998 this ratio was 13.3%.

At September 30, 1998, the Savings Bank had $7,717,000 in outstanding mortgage, credit lines and construction loan commitments. Management believes it has adequate sources to meet its funding requirements.

Management monitors risk-based capital and leverage ratios in order to assess compliance with regulatory guidelines. Management believes, as of September 30, 1998, that the Company and the Savings Bank meet all capital adequacy requirements to which they are subject. At September 30, 1998, the Savings Bank had risk-based capital of 24.85% and a leverage capital ratio of 11.61% of tangible assets. The Company's and Savings Bank's GAAP capital ratios as of the same date were 14.50% and 11.63%, respectively.

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

                                               September 30,    December 31,
                                                    1998           1997
                                               ------------    ------------
                                                  (dollars in thousands)

Loans on nonaccrual basis                      $      1,686    $        933
Loans past due 90 days or more and
  still accruing                                          -               7
                                               ------------    ------------

     Total nonperforming loans                        1,686             940

Other real estate owned                                  12              13
Repossessed assets                                        -              12
                                               ------------    ------------

Total nonperforming assets                     $      1,698    $        965
                                               ------------    ------------

Nonperforming loans as a percent of net loans          2.96%           1.62%
                                               ------------    ------------

Nonperforming assets as a percent of
  total assets                                         1.97%           1.09%
                                               ------------    ------------

Restructured loans                             $         52              99
                                               ------------    ------------

Potential problem loans                        $          -    $        278
                                               ------------    ------------

During the nine months ended September 30, 1998, net loans decreased $899,000 and nonperforming loans increased $746,000 while the allowance for loan losses increased $13,000. The percentage of allowance for loan losses to loans outstanding increased slightly to .80% from .76% during the period.

Potential problem loans consisted of two loans to one borrower. These loans have been outstanding since April 1986 and April 1987. As of September 30, 1998, these loans are in excess of 90 days delinquent, and accordingly, have been placed on nonaccrual. However, subsequent to the reporting date a workout plan has been completed whereby one of the loans with an outstanding balance of $158,000 has been paid-off, inclusive of all delinquent interest and fees, and the other loan brought current.

Provisions for loan losses are charged to operations to bring the total allowance for loan losses to a level considered by management to be adequate to provide for estimated losses based on management's evaluation of individual loans, economic factors, past loan loss experiences, changes in the composition and volume of the portfolio, and other relevant factors. Management believes the level of the allowance for loan losses at September 30, 1998 is sufficient; however, there can be no assurance that the current allowance for loan losses will be adequate to absorb all future losses.

DATA PROCESSING ISSUES FOR THE YEAR 2000

Many older computer systems, programs and applications use two digits to identify the year. Such systems, if they are not adapted to appropriately identify years beyond 1999, could fail or produce erroneous results by the year 2000. In order to diminish the exposure to this processing risk, the Savings Bank has adopted a multiphase plan for achieving year 2000 readiness. The initial phase of the plan included a comprehensive assessment of all internal systems, equipment, external service dependencies and other third party risks. This assessment has been completed, remediation efforts are underway, significant systems testing has been conducted and planning for various year 2000 contingencies has begun. Since June of 1997 through September 30, 1998 the Savings Bank has incurred year 2000 related expense of $12,000. Additional expenses related to remediation, testing and contingency planning efforts are not anticipated to exceed $55,000 over the next four quarters, inclusive of allocated employee time.

Based upon management's assessment, the Savings Bank has various levels of year 2000 processing risk in three general areas: (1) Third party service providers, (2) The Savings Bank's internal computer systems and equipment, and
(3) Borrowers of the Savings Bank who are dependent upon computer systems.

(1) Third party service providers. As with most financial companies, the Bank is highly dependent on a broad mix of external data service providers and interchanges, however, much of the material data processing of the Savings Bank that could be affected by this problem is provided by a national third party service bureau and, to a lesser extent, two additional third party service providers. Consequently, the Savings Bank is significantly dependent upon their progress toward achieving a comprehensive processing solution. A significant component of the Savings Bank's plan is to monitor the progress of the remedial actions that have been implemented and are being implemented by these service providers to achieve proper system functioning. In connection with these efforts, the Savings Bank's primary service provider has reported that substantially all of the necessary remediation was completed as of June 30, 1998. Additionally, the testing process for these systems has commenced and the Savings Bank has participated in this process. As part of achieving year 2000 readiness, management will continue to implement its test plan over the next three quarters. This test plan includes further testing of our service bureau's systems as well as testing and certification by our other service providers.

(2) Internal systems and equipment. Internally, the Savings Bank has determined that certain computer hardware and programs must be modified and/or replaced in advance of the year 2000. However, the Savings Bank has no in-house developed programs or customized software and much of what is to be replaced is part of ongoing technological upgrades that are in the normal course of business. The Savings Bank expects to complete remaining internal system remediation by March 31, 1999.

(3) Borrowers with computer system dependency. A review of the Savings Bank's borrowers has been performed. Since the loan portfolio is significantly comprised of loans collateralized with residential related property it is not believed by management that the year 2000 problem will, on an aggregate basis, impact the Savings Bank's capacity to recover repayment of the debt. Additional customer contact is anticipated to further minimize any risk in this area.

Due to the Savings Bank's third party service provider dependencies and the significant amount of external data interfaces within the financial industry, including various customer payroll direct deposit originating sources, there is the possibility for some service disruptions related to the year 2000. Contingency plans are being developed to address the potential problems that may arise. Should year 2000 related failures prove numerous or sustained for indefinite periods there would be a profound impact on the Savings Bank's operations as well as the likelihood of curtailed Bank services. Should the Savings Bank's service bureau and certain other third parties be unable to fulfill their contractual obligations to the Savings Bank, and depending on the timing of these failures, the Savings Bank could encounter serious difficulties locating and obtaining the services of alternative vendors.

Year 2000 costs and the expected dates for completion of remediation efforts are based on management's best estimates, which were derived using certain assumptions of future events including the availability of resources, third party representations and expected performance, and other factors. There can be no guarantee that these estimates will be achieved and actual results could differ materially from these plans.

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

         Not applicable

ITEM 3.  Defaults Upon Senior Securities

         Not applicable

ITEM 4.  Submission of Matters to a Vote of Security Holders

         Not applicable

ITEM 5.  Other Information

In August 1998, the Company received a resignation notice from James G. Caliendo regarding his directorship with the Company and the Savings Bank.
His resignation was submitted coincident with his acceptance of an executive management role at a regional financial institution. The Board accepted the resignation and appointed Charles W. Hergenroeder, III, the Savings Bank's general counsel, and Vincent C. Ashoff, Executive Vice President and Chief Financial Officer for the Company and Savings Bank, to serve on the Board as directors of both the Company and Savings Bank. Mr. Hergenroeder and Mr. Ashoff were appointed to serve on the Board until the next annual meeting at which time their nomination as directors and proposed terms of service will be submitted to shareholders for a vote.

A cash dividend of $0.065 per share has been declared on the common stock for holders of record November 10, 1998 to be paid November 24, 1998.

ITEM 6.  Exhibits and Reports on Form 8-K

Exhibit 27 - Financial Data Schedule


                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   SHS BANCORP, INC.

Date:  November 12, 1998           By:  /s/ Thomas F.Angotti
                                        --------------------
                                   Thomas F. Angotti
                                   President and Chief Executive Officer

Date:  November 12, 1998           By:  /s/ Vincent C. Ashoff
                                        ---------------------
                                   Vincent C. Ashoff
                                   Executive Vice President and
                                   Chief Financial Officer