Form 10KSB40
period 1998-12-31
SHS BANCORP INC
filed 1999-03-31
CIK 1041286

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Fiscal Year Ended December 31, 1998

                                     OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                      Commission File Number: 0-22901

                            SHS BANCORP, INC.
------------------------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)

           Pennsylvania                                         23-2912920
---------------------------------------------                ----------------
(State or other jurisdiction of incorporation                (I.R.S. Employer
or organization)                                                I.D. Number)

One North Shore Center, Ste. 120, Pittsburgh, Pennsylvania         15212
----------------------------------------------------------   ----------------
     (Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:           (412) 231-0809
                                                             ----------------

Securities registered pursuant to Section 12(b) of the Act:        None
                                                             ----------------

Securities registered pursuant to      Common Stock, par value $.01 per share
 Section 12(g) of the Act:             --------------------------------------
                                                    (Title of Class)

     Check whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days. YES   X    NO
                  -----     -----
     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-KSB or any amendments to this Form 10-KSB.   X
                                              -----
     The Registrant's revenues for the fiscal year under report were $6,835,000.

     As of March 22, 1999, there were issued and outstanding 772,962 shares of the Registrant's Common Stock. The Registrant's common stock is quoted on the OTC-Bulletin Board under the symbol "SHSB." Based on the average of the bid and ask prices, the aggregate value of the common stock outstanding held by the nonaffiliates of the Registrant on March 22, 1999 was $8,993,000 (684,921 shares at $13.13 per share).

                    DOCUMENTS INCORPORATED BY REFERENCE

     1. Portions of Annual Report to Stockholders for the Fiscal Year Ended December 31, 1998 ("Annual Report") (Parts I and II).

     2. Portions of Definitive Proxy Statement for the 1999 Annual Meeting of Stockholders (Part III).

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

Market Area

     The Savings Bank is headquartered in Pittsburgh, Pennsylvania and operates four full-service offices in the city of Pittsburgh. Most of the Savings Bank's depositors reside in the communities surrounding the Savings Bank's offices and most of the Savings Bank's loans are made to borrowers residing in Allegheny County.

     Pittsburgh is a significant metropolitan market and serves as headquarters to several large manufacturing and service companies. In addition, there are several universities, colleges and teaching hospitals. The economy in the Pittsburgh area experienced a significant restructuring during the early 1980s from a heavy manufacturing and industrial base (notably steel) to a more diversified, service-oriented economy. During this period, many of the area's industrial plants reduced their operations and staff or were closed. Although the economy in the Pittsburgh area has improved in recent periods, there can be no assurance that the economy will continue to improve.

Lending Activities

     General. At December 31, 1998, the Savings Bank's total loans receivable amounted to $60.4 million, or 67.5% of total assets. The principal lending activity of the Savings Bank is the origination of conventional mortgage loans for the purpose of purchasing or refinancing one- to four-family residential property. At December 31, 1998, $42.2 million, or 69.9%, of the Savings Bank's total loan portfolio consisted of loans secured by one- to four-family residential real estate. Including single family loans secured by properties that were under construction, the total of loans secured by one- to four-family properties was $49.0 million. To a lesser extent, the Savings Bank also originates multi-family real estate, construction, commercial real estate and consumer loans. Historically, the Savings Bank's lending activities have been concentrated in its primary market of Allegheny County, Pennsylvania.

     The maximum amount that the Savings Bank will typically lend to one borrower is $500,000. At times, individual loan requests exceed this amount or existing borrowers of the Savings Bank seek to finance additional residential housing units as investment properties. Exceptions are made to the loans to one borrower limit by a majority vote of the Directors based on such factors as: the creditworthiness of the borrower, the debt service capacity of the subject properties and of the borrower, and the value of the collateral securing the loan. Typically, these exceptions are for existing borrowers, in which case, the payment history is also considered. During 1998, the Directors approved five exceptions to the $500,000 loans to one borrower limit. The largest of these was an approval up to $875,000 for a borrower who has been with the Savings Bank since 1977. More typical in amount was the second highest exception at $600,000 of which $572,000 was outstanding at December 31, 1998.

     Loan Portfolio Analysis. The following table sets forth the composition of the Savings Bank's loan portfolio by type of loan at the dates indicated. The Savings Bank had no concentration of loans exceeding 10% of total gross loans other than as disclosed below.

                                          At December 31,
                       ------------------------------------------------------
                             1998              1997                1996
                       ----------------   ---------------     ---------------
                       Amount   Percent   Amount  Percent     Amount  Percent
                       ------   -------   ------  -------     ------  -------
                                         (Dollars in Thousands)
Mortgage loans:
 One- to four-
  family (1) . . . .  $42,207    69.92%  $44,643   75.50%    $41,778   75.10%
 Multi-family. . . .    6,301    10.44     6,128   10.37       5,677   10.21
 Construction. . . .    7,045    11.67     2,606    4.40       1,727    3.10
 Commercial real
  estate . . . . . .    2,669     4.42     3,043    5.15       3,296    5.93
   Total mortgage     -------   ------   -------  ------     -------  ------
    loans. . . . . .   58,222    96.45    56,420   95.42      52,478   94.34

Consumer loans:
 Mobile home . . . .    1,460     2.42     1,890    3.20       2,454    4.41
 Other . . . . . . .       686    1.13       817    1.38         697    1.25
   Total consumer     -------   ------   -------  ------     -------  ------
    loans. . . . . .    2,146     3.55     2,707    4.58       3,151    5.66
                      -------   ------   -------  ------     -------  ------
   Total loans . . .   60,368   100.00%   59,127  100.00%     55,629  100.00%
                      -------   ======   -------  ======     -------  ======
Less:

Undisbursed portion
 of loans. . . . . .    2,502                727                 509
Deferred loan
 origination fees
 (costs) net . . . .      118                 34                 (84)
Allowance for loan
 losses. . . . . . .      441                441                 415
   Loans receivable,  -------            -------             -------
    net. . . . . . .  $57,307            $57,925             $54,789
                      =======            =======             =======
----------------
(1) Includes $1.8 million, $1.7 million and $1.2 million at December 31, 1998, 1997 and 1996, respectively, of home equity loans where the combined loan-to-value ratio of loans secured by the borrowers residence is less than 80%.

     One- to Four-Family Residential Real Estate Lending. The principal lending activity of the Savings Bank is the origination of mortgage loans to enable borrowers to purchase existing one- to four-family residential real estate. At December 31, 1998, $42.2 million, or 69.9%, of the Savings Bank's total loan portfolio consisted of loans secured by one- to four-family residential real estate. Substantially all of the Savings Bank's residential mortgage loans are secured by property located in the Savings Bank's primary market area. The Savings Bank generally retains for its portfolio all of the loans that it originates. As a result, the Savings Bank believes it is better able to vary the terms of its loan products to meet the needs of its customers.

     The Savings Bank's primary product is owner-occupied, fixed-rate mortgage loans. The Savings Bank's fixed-rate loans generally have maturities ranging from ten to 20 years. In late 1994, the Savings Bank began originating ten- and 15-year balloon loans with a 30-year amortization schedule. During 1998, the Savings Bank began originating loans with a 30-year amortization schedule and a one-time rate reset at the end of the 15th year. The interest rate adjustment on these loans is based on the index value of the Federal National Mortgage Association ("FNMA") net yield on 15-year fixed-rate mortgage loans plus a margin. The amount of the rate adjustment is limited to 5.00%. In recent years, the balloon and 15th year reset loans have accounted for a significant portion of the Savings Bank's originations of one- to four-family loans. Generally, the Savings Bank originates all fixed-rate loans under terms, conditions and documentation that would permit them to be sold in the secondary market to U.S. Government sponsored agencies, although the Savings Bank has not sold any loans in recent years.

     The Savings Bank also offers mortgage loans for non-owner-occupied one- to four-family residences both on a fixed- and adjustable-rate basis. At December 31, 1998, $9.3 million, or 22.0%, of the Savings Bank's one- to four-family mortgage loans were secured by non-owner-occupied property. The Savings Bank offers fixed-rate loans for terms not to exceed 15 years with a matching amortization and adjustable-rate loans for terms not to exceed 20 years with a matching amortization. These adjustable-rate loans have interest rates that adjust annually based on the prime rate as published in The Wall Street Journal. The periodic interest rate cap (the maximum amount by which the interest rate may be increased or decreased in a given period) on such loans is generally 2% per adjustment period and the lifetime interest rate cap is generally 5% over the initial interest rate of the loan. The terms and conditions of the non-owner-occupied one- to four-family loans offered by the Savings Bank may vary from time to time. At December 31, 1998, the Savings Bank's portfolio of non-owner-occupied one- to four-family loans was composed of 81.8% with a fixed interest rate and 18.2% with an adjustable interest rate. Loans secured by non-owner-occupied residences generally involve greater risks than loans secured by owner-occupied residences. Payments on loans secured by such properties are often dependent on successful operation or management of the properties. Repayment of such loans may be subject to a greater extent to adverse conditions in the real estate market or the economy.

     The Savings Bank does not currently offer adjustable-rate mortgage ("ARM") loans with annual rate resets secured by owner-occupied real estate. From 1983 to 1989, the Savings Bank originated such loans based on the One Year U.S. Treasury Note Constant Maturity Rate and a portion of these loans remain in the portfolio. At December 31, 1998, the Savings Bank's one- to four-family mortgage loans included $3.5 million of ARM loans. The retention of ARM loans in the Savings Bank's loan portfolio helps reduce the Savings Bank's exposure to changes in interest rates. There are, however, unquantifiable credit risks resulting from the potential of increased costs due to increased rates to be paid by the customer. It is possible that during periods of rising interest rates the risk of default on ARM loans may increase as a result of repricing and the increased payments required by the borrower. Another consideration is that although ARM loans allow the Savings Bank to increase the sensitivity of its asset base to changes in interest rates, the extent of this interest sensitivity is limited by the periodic and lifetime interest rate adjustment limits. Because of these considerations, the Savings Bank has no assurance that yields on ARM loans will be sufficient to offset increases in the Savings Bank's cost of funds.

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

     Pursuant to the Savings Bank's underwriting guidelines, the Savings Bank can lend up to 95% of the appraised value of the property securing a one- to four-family residential loan; however, the Savings Bank generally requires mortgage insurance when the loan-to-value ratio is greater than 80%.

     Multi-Family Real Estate Lending. The Savings Bank is actively involved in originating loans secured by multi-family real estate. At December 31, 1998, $6.3 million, or 10.4%, of the Savings Bank's total loan portfolio consisted of loans secured by multi-family real estate. All of these loans are secured by property located in the Savings

Bank's market area. Such properties generally consist of five to 30 dwelling units. At December 31, 1998, the Savings Bank had 46 multi-family real estate loans, the largest of which was $508,000 and which was performing in accordance with its original terms.

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

     Construction Lending. The Savings Bank originates loans for the construction of new homes. At December 31, 1998, construction loans totaled $7.0 million, or 11.7% of total loans. All of the Savings Bank's construction loans are secured by property located in the Savings Bank's primary market area. Construction loans are made to both professional home builders and to individuals who contract for the construction of their personal residence.

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

     The Savings Bank's construction loans to individuals are typically made in connection with the granting of a permanent loan on the property. Such loans provide for interest only payments during the construction period (typically nine months) after which they convert to a fully amortizing fixed-rate loan. During 1998, the Savings Bank increased the level of this construction/permanent financing to borrowers for new construction of single-family properties. These construction loans, referred to as "owner-builder" loans, are based on a plan and materials package provided by a nationally recognized company and are highly structured in which the owner functions as the general contractor with loan disbursements scheduled upon regular inspections. The total of these owner-builder commitments originated in 1998 was $4,777,000 of which $2,591,000 had been disbursed as of December 31, 1998. Of these originations during 1998, one loan with a total commitment balance of $115,000 had been completed and converted to a permanent mortgage as of December 31, 1998.

     Construction lending affords the Savings Bank the opportunity to achieve higher interest rates and fees with shorter terms to maturity than does its one- to four-family permanent mortgage lending. Construction lending, however, is generally considered to involve a higher degree of risk than one- to four-family existing property lending because of the somewhat greater difficulty in estimating both a property's value at completion of the project and the estimated cost of the project. The nature of these loans is such that they are generally more difficult to evaluate and monitor. If the estimate of construction cost proves to be inaccurate, the Savings Bank may be required to advance funds beyond the amount originally committed to permit completion of the project. If the estimate of value upon completion proves to be inaccurate, the Savings Bank may be confronted with a project whose value is insufficient to assure full repayment. Projects may also be jeopardized by disagreements between borrowers and builders and by the failure of builders to pay subcontractors. Loans to builders to construct homes for which no purchaser has been identified carry more risk because the payoff for the loan is dependent on the builder's ability to sell the property prior to the time that the construction loan is due. The Savings Bank has sought to address these risks by limiting the extent of its construction lending as a proportion of the total loan portfolio, by limiting its construction lending to residential properties and by limiting the amount outstanding to any one builder to $500,000. In addition, the Savings Bank has adopted underwriting guidelines that impose stringent loan-to-value, debt service and other requirements for loans which are believed to involve higher elements of credit risk, by limiting the geographic area in which the Savings Bank will do business to its existing market, and by generally working with builders with whom it has established relationships. It is also the Savings Bank's general policy to obtain personal guarantees from the principals of its corporate borrowers on its construction loans.

     Commercial Real Estate Lending. The Savings Bank invests a portion of its loan portfolio in commercial real estate loans. At December 31, 1998, the Savings Bank's commercial real estate loan portfolio totaled $2.7 million, or 4.4% of total loans. In recent years, the Savings Bank has not solicited commercial real estate loans, but has generally offered such loans to accommodate its current and past customers. The Savings Bank's commercial real estate loans include loans secured by office buildings, warehouses, undeveloped land and mixed-use buildings comprised of offices and apartments. All of the Savings Bank's commercial real estate loans are secured by property in the Savings Bank's primary market area. At December 31, 1998, the Savings Bank had 29 commercial real estate loans, the largest of which was $572,000 and which was performing in accordance with its original terms.

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

     Consumer Lending. The Savings Bank currently offers a variety of consumer loans, including secured, partially secured and unsecured personal loans, vehicle loans and loans secured by savings deposits. At December 31, 1998, the Savings Bank's consumer loans totaled $2.1 million, or 3.6% of the Savings Bank's total loan portfolio. Consumer loans are generally made to existing customers as the Savings Bank advertises these loans only on a limited basis.

     The largest component of the Savings Bank's consumer loan portfolio consists of mobile home loans. At December 31, 1998, mobile home loans totaled $1.5 million, or 68.0% of the Savings Bank's consumer loan portfolio. From 1987 through 1992, the Savings Bank originated mobile home loans through a broker located in Ohio. Since 1992, the Savings Bank has not originated any mobile home loans other than loans to facilitate the sale of repossessed mobile homes. At December 31, 1998, the Savings Bank's mobile home loan portfolio consisted of 134 loans with an average loan balance of approximately $10,900. Mobile homes securing this portfolio are located primarily in Kentucky, South Carolina, West Virginia, Indiana, Illinois, and Georgia. Mobile home loans involve a greater degree of risk than one- to four-family mortgage loans, but are typically made at a higher interest rate and for a shorter maturity. The Savings Bank's mobile home loans have fixed interest rates and terms up to 12 years. At December 31, 1998, the Savings Bank had two repossessed mobile home, with a carrying value of $11,000. At December 31, 1998, the Savings Bank had two mobile home loans totaling $22,000 that were 30 to 59 days delinquent, two mobile home loans totaling $24,000 that were 60 to 89 days delinquent and two mobile home loans totaling $22,000 that were 90 days or more delinquent. The Savings Bank may resume originating mobile home loans in the future, although it has no current plans to do so.

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

     Maturity of Loan Portfolio. The following table sets forth certain information at December 31, 1998 regarding the maturity of the Savings Bank's loan portfolio. All loans are included in the period in which the final contractual payment is due. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due within one year. The table does not include any estimate of prepayments which significantly shorten the average life of all loans and may cause the Savings Bank's actual repayment experience to differ from that shown below.

                            After   After   After   After 10
                          One Year 3 Years 5 Years   Years
                  Within   Through Through Through  Through   Beyond
                   One       3        5      10        15       15
                   Year    Years    Years   Years    Years    Years    Total
                   ----    -----    -----   -----    -----    -----    -----
                                         (In Thousands)
Mortgage loans:
 One- to four-
  family . . . . . $  246  $  247  $2,020  $ 7,873  $18,963  $12,858  $42,207
 Multi-family. . .     --      --     599    2,480    3,115      107    6,301
 Construction. . .  1,546     607      --       --       --    4,892    7,045
 Commercial real
  estate . . . . .     --     571      91    1,093      737      177    2,669
Consumer loans:
 Mobile home . . .      7      50     288    1,104       11       --    1,460
 Other . . . . . .    380     114     164       28       --       --      686
                   ------  ------  ------  -------  -------  -------  -------
   Total loans . . $2,179  $1,589  $3,162  $12,578  $22,826  $18,034  $60,368
                   ======  ======  ======  =======  =======  =======  =======

     The following table sets forth the dollar amount of all loans due after December 31, 1999, that have fixed interest rates and have floating or adjustable interest rates.
                                                 Fixed       Floating or
                                                 Rates    Adjustable Rates
                                                 -----    ----------------
                                                     (In Thousands)
Mortgage loans:
 One- to four-family . . . . . .                $38,593        $3,368
 Multi-family. . . . . . . . . .                  4,559         1,742
 Construction. . . . . . . . . .                  5,499            --
 Commercial real estate. . . . .                  1,374         1,295
Consumer loans:
 Mobile home . . . . . . . . . .                  1,453            --
 Other . . . . . . . . . . . . .                    306            --
                                                -------        ------
   Total loans . . . . . . . . .                $51,784        $6,405
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

     Loan applications originated by the Savings Bank are centrally processed. A loan application is initially processed by a loan processor or loan officer and, once completed, is submitted to the Savings Bank's Loan Committee. The Loan Committee may approve consumer loans up to $50,000, loans up to $300,000 that are to be secured by one- to four-family residential real estate, and loans up to $250,000 that are to be secured by other real estate. Loans greater than these amounts are submitted for approval to the Savings Bank's Board of Directors with a report and recommendation from the Loan Committee.

     Loan Originations, Sales and Purchases. During 1998, the Savings Bank originated $12.4 million of loans, compared with $11.8 million during 1997. Originations in 1998 and 1997 reflect a significant increase compared to earlier years. The increase in originations in 1998 and 1997 was due to increased referrals from local business and industry contacts, more competitive interest rates and a higher level of new construction financing.

     In recent years, the Savings Bank has not been an active purchaser of whole loans or participation interests in loans nor has the Savings Bank been a seller of loans.

     The following table shows total loans originated, purchased, sold and repaid during the periods indicated.

                                                Year Ended December 31,
                                           --------------------------------
                                             1998       1997         1996
                                             ----       ----         ----
                                                    (In Thousands)
Gross loans at beginning of period. .      $59,127    $55,629      $52,894
Loans originated:
Mortgage loans:
 One- to four-family. . . . . . . . .        6,283      8,248        8,118
 Multi-family . . . . . . . . . . . .        1,180      1,074        1,089
 Construction . . . . . . . . . . . .        4,585      1,933        1,129
 Commercial real estate . . . . . . .           --         --          639
Consumer loans:
 Mobile home. . . . . . . . . . . . .           --         23           --
 Other. . . . . . . . . . . . . . . .          334        503          760
                                           -------    -------      -------
    Total loans originated. . . . . .       12,382     11,781       11,735
Loans purchased:                           -------    -------      -------
 Mortgage loans:
 One- to four-family. . . . . . . . .           --          9           27
                                           -------    -------      -------
    Total loans purchased . . . . . .           --          9           27
                                           -------    -------      -------
Loan principal repayments . . . . . .       11,141      8,292        9,027
Net loan activity . . . . . . . . . .        1,241      3,498        2,735
                                           -------    -------      -------
Gross loans at end of period. . . . .      $60,368    $59,127      $55,629
                                           =======    =======      ========

     Loan Commitments. The Savings Bank issues commitments to originate loans conditioned upon the occurrence of certain events. Such commitments are made on specified terms and conditions and, in most cases, are honored for up to 60 days from the date of loan approval. Commitments in excess of 60 days are generally charged an additional fee. The Savings Bank had outstanding loan commitments of approximately $3.8 million at December 31, 1998.

     Loan Origination and Other Fees. The Savings Bank, in most instances, receives loan origination fees. Loan fees are a fixed dollar amount or a percentage of the principal amount of the mortgage loan that is charged to the borrower for funding the loan. Current accounting standards require fees received (net of certain loan origination costs) for originating loans to be deferred and amortized into interest income over the contractual life of the loan. Net deferred fees or costs associated with loans that are prepaid are recognized as income or expense at the time of prepayment. The Savings Bank had $118,000 of net deferred loan origination fees at December 31, 1998. In addition to loan origination fees, the Savings Bank receives income from fees in connection with loan modifications, late payments and for various services related to its loans.

     Loan Servicing. The Savings Bank has sold most of its servicing rights with respect to loans held by others, with the last sale occurring in 1994.
At December 31, 1998, the Savings Bank was servicing $341,000 of loans for others. Loan servicing includes processing payments, accounting for loan funds and collecting and paying real estate taxes, hazard insurance and other loan-related items, such as private mortgage insurance. When the Savings Bank receives the gross mortgage payment from individual borrowers, it remits to the investor in the mortgage a predetermined net amount based on the yield on that mortgage. The difference between the coupon on the underlying mortgage and the predetermined net amount paid to the investor is the gross loan servicing fee.

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

                                                    At December 31,
                                           ------------------------------
                                             1998        1997        1996
                                             ----        ----        ----
                                               (Dollars in Thousands)
Loans accounted for on a nonaccrual
 basis:
  Mortgage loans:
   One- to four-family . . . . . . . .      $  856       $393      $  432
   Multi-family. . . . . . . . . . . .         134        134         149
   Commercial real estate. . . . . . .         431        386         407
  Consumer loans:
   Mobile home . . . . . . . . . . . .          22         19          33
   Other . . . . . . . . . . . . . . .          28          1           3
  Commercial . . . . . . . . . . . . .          --         --          86
                                            ------       ----      ------
    Total. . . . . . . . . . . . . . .       1,471        933       1,110
                                            ------       ----      ------
Accruing loans which are contractually
 past due 90 days or more:
  Mortgage loans:
   One- to four-family . . . . . . . .          --         --          --
  Consumer loans:
   Mobile home . . . . . . . . . . . .          --         --          --
   Other . . . . . . . . . . . . . . .          --          7          --
                                            ------       ----      ------
    Total. . . . . . . . . . . . . . .          --          7          --
                                            ------       ----      ------
Total of nonaccrual and 90 days past
  due loans. . . . . . . . . . . . . .       1,471        940       1,110

Real estate owned. . . . . . . . . . .          41         13          13
Other repossessed assets . . . . . . .          11          9          31
                                            ------       ----      ------
   Total nonperforming assets. . . . .      $1,523       $962      $1,154
                                            ======       ====      ======
Restructured loans . . . . . . . . . .      $   39       $ 99          --

Total loans delinquent 90 days
  or more as a percent of net loans. .        2.57%      1.62%       2.03%

Total loans delinquent 90 days or
  more as a percent of total assets. .        1.65%      1.06%       1.36%

Total nonperforming assets as a percent
 of total assets . . . . . . . . . . .        1.70%      1.09%       1.41%

     Interest income that would have been recorded for the year ended December 31, 1998 had nonaccruing loans been current in accordance with their original terms amounted to approximately $153,000. The amount of interest included in interest income on such loans for the year ended December 31, 1998 amounted to approximately $60,000.

     Real Estate Owned and Other Repossessed Assets. Real estate acquired by the Savings Bank as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned ("REO") until it is sold. When property is acquired it is recorded at the lower of its cost, which is the unpaid principal balance of the related loan plus foreclosure costs, or fair market value. Subsequent to foreclosure, REO is carried at the lower of the foreclosed amount or fair value, less estimated selling costs. At December 31, 1998, the Savings Bank had $52,000 of REO and other repossessed assets, net of specific reserves, which consisted of one building and two mobile homes.

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

     The aggregate amounts of the Savings Bank's classified assets at the dates indicated were as follows:

                                                At December 31,
                          1998 1997           1996
                                        (In Thousands)

Loss. . . . . . . . . .  $      --          $      --           $    --
Doubtful. . . . . . . .         --                 --                --
Substandard assets. . .      1,238              1,183             1,352
Special mention . . . .         --                 --                --

     At December 31, 1998, classified assets consisted of $562,000 of 14 loans comprised chiefly of one- to four-family mortgage loans, $52,000 in REO and repossessed assets, two loans to related borrowers totaling $384,000 that are secured by a small office building, the personal residence of one of the borrowers and a parcel of undeveloped land, and four loans to related borrowers totaling $240,000 that are secured by non-owner-occupied, one- to four-family residential real estate.

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

     At December 31, 1998, the Savings Bank had an allowance for loan losses of $441,000. Although management believes that it uses the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in establishing the allowance.

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

     The following table sets forth an analysis of the Savings Bank's allowance for loan losses at and for the periods indicated.

                                             Year Ended December 31,
                                            ------------------------
                                            1998      1997      1996
                                            ----      ----      ----
                                             (Dollars in Thousands)

Allowance at beginning of period . . .      $441      $415      $276

Provision for loan losses. . . . . . .        20        70       239
Recoveries:
  Mortgage loans:
   One- to four-family . . . . . . . .         8        18         4
  Consumer loans:
   Mobile home . . . . . . . . . . . .         6        --        --
   Other . . . . . . . . . . . . . . .        --         6         5
  Commercial loans . . . . . . . . . .         1        10         2
                                            ----      ----      ----
    Total recoveries . . . . . . . . .        15        34        11
                                            ----      ----      ----
Charge-offs:
  Mortgage loans:
   One- to four-family . . . . . . . .        (9)      (21)      (24)
  Consumer loans:
   Mobile home . . . . . . . . . . . .       (26)       (9)      (69)
   Other . . . . . . . . . . . . . . .        --        (9)      (12)
  Commercial loans . . . . . . . . . .        --       (39)       (6)
                                            ----      ----      ----
    Total charge-offs. . . . . . . . .       (35)      (78)     (111)
                                            ----      ----      ----
 Net charge-offs . . . . . . . . . . .       (20)      (44)     (100)
                                            ----      ----      ----
 Balance at end of period. . . . . . .      $441      $441      $415
                                            ====      ====      ====
 Allowance for loan losses as a percent
  of total loans receivable. . . . . .      0.76%     0.76%     0.75%

 Net charge-offs to average
 loans outstanding . . . . . . . . . .      0.03%     0.08%     0.19%

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

                                               At December 31,
                                ---------------------------------------------
                                    1998           1997            1996
                                ------------- --------------- ---------------
                                       % of            % of            % of
                                     Loans in        Loans in        Loans in
                                     Category        Category        Category
                                       to              to              to
                                       Total           Total           Total
                                Amount Loans   Amount  Loans   Amount  Loans
                                ------ -----   ------  -----   ------  -----
                                           (Dollars in Thousands)
Mortgage loans:
 One- to four-family . . . . .  $140   69.91%   $130   75.50%   $115   75.10%
 Multi-family. . . . . . . . .   110   10.44     106   10.37      84   10.21
 Construction. . . . . . . . .    45   11.67      19    4.40      17    3.10
 Commercial real estate. . . .    67    4.42      81    5.15      62    5.93
Consumer loans:
 Mobile home . . . . . . . . .    65    2.42      89    3.20     105    4.41
 Other . . . . . . . . . . . .    14    1.14      16    1.38      15    1.10
Commercial loans . . . . . . .    --      --      --      --      17    0.15
   Total allowance for loan     ----  ------    ----  ------    ----  ------
    losses . . . . . . . . . .  $441  100.00%   $441  100.00%   $415  100.00%
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

Debt and equity securities held for current resale are classified as "trading securities." Such securities are reported at fair value, and unrealized gains and losses on such securities would be included in earnings. The Savings Bank does not currently use or maintain a trading account. Debt and equity securities not classified as either "held to maturity" or "trading securities" are classified as "available for sale." Such securities are reported at fair value, and unrealized gains and losses on such securities are excluded from earnings and reported as a net amount in a separate component of equity. Of the $21.3 million of investment and mortgage-backed securities at December 31, 1998, $2.5 million, or 11.5%, were classified as available for sale.

     Mortgage-Backed Securities. The Savings Bank purchases mortgage-backed securities in order to: (i) generate positive interest rate spreads on large principal balances with minimal administrative expense; (ii) lower the credit risk of the Savings Bank as a result of the guarantees provided by FHLMC, FNMA, and GNMA; (iii) increase the Savings Bank's liquidity; and (iv) control interest rate risk. The Savings Bank invests in both adjustable- and fixed-rate mortgage-backed securities with maturities typically up to 15 years. The Savings Bank has invested primarily in federal agency securities, principally FNMA, FHLMC and GNMA. The Savings Bank also invests in collateralized mortgage obligations ("CMOs"). At December 31, 1998, mortgage-backed securities totaled $17.2 million, or 19.2% of the Company's total assets of which $6.8 million consisted of CMOs. At December 31, 1998, 22.1% of the mortgage-backed securities were adjustable-rate and 77.9% were fixed-rate.

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

     CMOs are generally classified as derivative financial instruments because they are created by redirecting the cash flows from the pool of mortgages or mortgage-backed securities underlying these securities to create two or more classes (or tranches) with different maturity or risk characteristics designed to meet a variety of investor needs and preferences. Management believes these securities may represent attractive alternatives relative to other investments due to the wide variety of maturity, repayment and interest rate options available. Consistent with the guidelines of the OTS, the current investment policy of the Savings Bank prohibits the purchase of high risk CMOs. CMOs may be sponsored by private issuers, such as mortgage bankers or money center banks, or by U.S. Government agencies and government sponsored entities. The privately issued CMOs held by the Savings Bank carry the highest credit rating offered by either Moody's or Standard and Poor's. The Savings Bank generally purchases CMOs in order to shorten the average life of its investment portfolio and to assist in asset/liability management. The Savings Bank evaluates its mortgage-related securities portfolio quarterly for compliance with applicable regulatory requirements.

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

     Of the Savings Bank's $17.2 million mortgage-backed securities portfolio at December 31, 1998, $6.0 million with a weighted average yield of 6.59% had contractual maturities within ten years and $11.2 million with a weighted average yield of 6.96% had contractual maturities over ten years. However, the actual maturity of a mortgage-backed security may be less than its stated maturity due to prepayments of the underlying mortgages. Prepayments that are faster than anticipated may shorten the life of the security and may result in a loss of any premiums paid and thereby reduce the net yield on such
securities.   Although prepayments of underlying mortgages depend on many factors, including the type of mortgages, the coupon rate, the age of mortgages, the geographical location of the underlying real estate collateralizing the mortgages and general levels of market interest rates, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments. During periods of declining mortgage interest rates, if the coupon rate of the underlying mortgages exceeds the prevailing market interest rates offered for mortgage loans, refinancing generally increases and accelerates the prepayment of the underlying mortgages and the related security. Under such circumstances, the Savings Bank may be subject to reinvestment risk because, to the extent that the Savings Bank's mortgage-backed securities amortize or prepay faster than anticipated, the Savings Bank may not be able to reinvest the proceeds of such repayments and prepayments at a comparable rate. In contrast to mortgage-backed securities in which cash flow is received (and hence, prepayment risk is shared) pro rata by all securities holders, the cash flow from the mortgages or mortgage-backed securities underlying CMOs are segmented and paid in accordance with a predetermined priority to investors holding various tranches of such securities or obligations. A particular tranche of CMOs may therefore carry prepayment risk that differs from that of both the underlying collateral and other tranches.

     The following table sets forth the composition of the Savings Bank's investment and mortgage-backed securities portfolios at the dates indicated.

                                           At December 31,
                         -----------------------------------------------------
                             1998                1997             1996
                             ----                ----             ----
                         Carry-  Percent    Carry-  Percent   Carry-  Percent
                          ing      of        ing      of       ing      of
                         Value  Portfolio   Value  Portfolio  Value  Portfolio
                         -----  ---------   -----  ---------  -----  ---------
                                          (Dollars in Thousands)
Investment Securities
Available for sale:
 U.S. Government
  obligations. . . . . . $   --      --%   $    --      --%  $   498   39.15%
 U.S. Government
  agency obligations . .    948   22.85        807   24.64       328   25.79
 Corporate stock . . . .     35    0.84         46    1.40        --      --
  Total available        ------   ------   -------  ------   -------  ------
   for sale. . . . . . .    983   23.69        853   26.04       826   64.94
Held to maturity:        ------   ------   -------  ------   -------  ------
 U.S. Government agency
  obligations. . . . . .  2,917    70.31     2,423   73.96       446   35.06
 Corporate securities .     249     6.00        --      --        --      --
   Total held to         ------   ------   -------  ------   -------  ------
    maturity . . . . . .  3,166    76.31     2,423   73.96       446   35.06
   Total investment      ------   ------   -------  ------   -------  ------
    securities . . . . . $4,149   100.00%  $ 3,276  100.00%  $ 1,272  100.00%
                         ======   ======   =======  ======   =======  ======
Mortgage-backed securities
Available for sale:
  GNMA. . . . . . . . .  $   291    1.69%  $   376    2.25%  $   472    2.41%
  FHLMC . . . . . . . .      368    2.15       677    4.05       782    4.00
  FNMA. . . . . . . . .      451    2.62       555    3.32       664    3.40
  CMOs. . . . . . . . .      370    2.15       522    3.12       512    2.62
   Total available for   -------  ------   -------  ------   -------  ------
    sale. . . . . . . .    1,480    8.61     2,130   12.74     2,430   12.43
Held to maturity:        -------  ------   -------  ------   -------  ------
  GNMA. . . . . . . . .    1,123    6.53     1,394    8.34     1,025    5.24
  FHLMC . . . . . . . .    1,395    8.11     1,130    6.75     1,448    7.40
  FNMA. . . . . . . . .    6,719   39.09     7,867   47.04     9,335   47.73
  CMOs. . . . . . . . .    6,475   37.66     4,203   25.13     5,319   27.20
   Total held to         -------  ------   -------  ------   -------  ------
    maturity. . . . . .   15,712   91.39    14,594   87.26    17,127   87.57
   Total mortgage-       -------  ------   -------  ------   -------  ------
    backed securities .  $17,192  100.00%  $16,724  100.00%  $19,557  100.00%
                         =======  ======   =======  ======   =======  ======

     The following table sets forth the maturities and weighted average yields of the debt securities in the Savings Bank's investment and mortgage-backed securities portfolio at December 31, 1998.

                                                        Over              Over
                                   Less Than           One to            Five to             Over Ten
                                   One Year          Five Years         Ten Years              Years
                                 -------------     --------------     --------------     ----------------
                                 Amount  Yield     Amount   Yield     Amount   Yield     Amount     Yield
                                 ------  -----     ------   -----     ------   -----     ------     -----
                                                            (Dollars in Thousands)
Investment Securities
Available for sale:
  U.S. Government agency
    obligations . . . . . . . . . $ --      --%    $  754    6.03%    $   --      --%    $   194
6.75%
                                  ----    ----     ------    ----     ------    ----     -------     ----
    Total available for sale. . .   --      --        754    6.03         --      --         194     6.75
Held to maturity:                 ----    ----     ------    ----     ------    ----     -------     ----
  U.S. Government agency
   obligations. . . . . . . . . .   --      --      1,250    6.73      1,500    7.20         167     7.25
                                  ----    ----     ------    ----     ------    ----     -------     ----
  Corporate securities. . . . . .   --      --        249    5.78         --      --          --       --
                                  ----    ----     ------    ----     ------    ----     -------     ----
    Total held to maturity. . . .   --      --      1,499    6.57      1,500    7.20         167     7.25
    Total investment              ----    ----     ------    ----     ------    ----     -------     ----
     securities . . . . . . . . . $ --      --%    $2,253    6.39%    $1,500    7.20%    $   361
6.98%
                                  ====    ====     ======    ====     ======    ====     =======     ====
Mortgage-backed securities
Available for sale:
  GNMA. . . . . . . . . . . . . . $ --      --%    $   --      --%    $   --      --%    $   291
6.95%
  FHLMC . . . . . . . . . . . . .   --      --         --      --         --      --         368     6.64
  FNMA. . . . . . . . . . . . . .   --      --         --      --         --      --         451     5.77
  CMOs. . . . . . . . . . . . . .   --      --         --      --        370    5.75          --       --
                                  ----    ----     ------    ----     ------    ----     -------     ----
    Total available for sale. . .   --      --         --      --        370    5.75       1,110     6.37
                                  ----    ----     ------    ----     ------    ----     -------     ----
Held to maturity:
  GNMA. . . . . . . . . . . . . .   --       --        --      --        285    7.25         838     6.80
  FHLMC . . . . . . . . . . . . .   --       --       219    7.82        346    6.78         830     7.06
  FNMA. . . . . . . . . . . . . .   --       --     1,076    7.68        411    7.08       5,232     7.62
  CMOs. . . . . . . . . . . . . .  280    5.02        263    6.00      2,732    6.22       3,200     6.09
                                  ----    ----     ------    ----     ------    ----     -------     ----
    Total held to maturity. . . .  280    5.02      1,558    7.42      3,774    6.44      10,100     7.02
    Total mortgage-backed         ----    ----     ------    ----     ------    ----     -------     ----
      securities . . . . . . . .  $280    5.02%    $1,558    7.42%    $4,144    6.38%    $11,210
6.96%
                                  ====    ====     ======    ====     ======    ====     =======     ====

     A significant portion of the Savings Bank's U.S. Government agency obligations contain call features which allow the issuing agency to redeem the securities prior to their maturity dates. The call provisions associated with the securities in the Savings Bank's portfolio provide for advance notification of the exercise of the call and repayment at 100% of the principal balance plus accrued interest. At December 31, 1998, a total of $3.5 million of the $3.9 million in U.S. Government agency obligations were subject to early call provisions. Of these totals, $2.5 million, with a weighted average yield of 6.67%, are subject to early call in 1999 and based on market yields at December 31, 1998 were likely to be called.

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

     Deposit Accounts. Savings deposits are the primary source of funds for the Savings Bank's lending and investment activities and for its general business purposes. Substantially all of the Savings Bank's depositors are residents of Pennsylvania. Deposits are attracted from within the Savings Bank's primary market area through the offering of a broad selection of deposit instruments, including negotiable order of withdrawal ("NOW") checking accounts, money market deposit accounts, regular savings accounts, certificates of deposit and retirement savings plans. Deposit account terms vary, according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. In determining the terms of its deposit accounts, the Savings Bank considers current market interest rates, profitability to the Savings Bank, matching deposit and loan products and its customer preferences and concerns. The Savings Bank reviews its deposit mix and pricing weekly. Currently, the Savings Bank does not accept brokered deposits, nor has it aggressively sought jumbo certificates of deposit, although the Savings Bank has in the past accepted brokered certificates of deposit. At December 31, 1998, certificates of deposit that are scheduled to mature in less than one year totaled $31.2 million.

     On March 16, 1998, the Savings Bank opened its fourth office. The new location is in the Brighton Heights community of Pittsburgh and as of December 31, 1998, total deposits at this new branch were $2.3 million. Continued efforts are being extended to increase the community awareness of our new location as well as the profitability of this new branch.

     The Savings Bank currently offers certificates of deposit for terms not exceeding 60 months but will consider requests for longer terms. As a result, the Savings Bank believes that it is better able to match the repricing of its liabilities to the repricing of its loan portfolio.

     The following table indicates the amount of the Savings Bank's jumbo certificates of deposit by time remaining until maturity as of December 31, 1998. Jumbo certificates of deposit are certificates in amounts of $95,000 or more that receive a premium to the rate paid on other time deposits for similar terms, normally 10 basis points (0.10%).

     Maturity Period                        Amount
     ---------------                        ------
                                        (In Thousands)

Three months or less . . . . .              $  495
Over three through six months.                 750
Over six through 12 months . .               2,590
Over 12 months . . . . . . . .              2 ,980
     Total jumbo certificates               ------
      of deposit . . . . . . .              $6,815
                                            ======


     Deposit Flow.  The following table sets forth the balances (inclusive of interest credited) and changes in dollar amounts of deposits in the various types of accounts offered by the Savings Bank between the dates indicated.

                                                                       At December 31,
                               --------------------------------------------------------------------------
--
                                           1998                         1997                     1996
                               ---------------------------- ------------------------------ --------------
--
                                         Percent   Increase           Percent
Percent
                                            of     De-                   of      Increase              of
                               Amount     Total    crease)  Amount     Total    (Decrease) Amount
Total
                               ------     -----    -------  ------     -----    ---------- ------    ----
-
                                                       (Dollars in Thousands)
Non-interest-bearing
  checking. . . . . . . . . .  $   738     1.09%   $  318   $   420     0.65%   $   108   $   312
0.49%
Interest-bearing demand . . .    8,803    13.01      (219)    9,022    13.98        383     8,639
13.44
Savings accounts. . . . . . .   12,535    18.52       690    11,845    18.36       (989)   12,834
19.96
Fixed-rate certificates which
 mature:
  Within 1 year . . . . . . .   31,181    46.08     4,579    26,602    41.24       (713)   27,315
42.48
  After 1 year, but within
   2 years. . . . . . . . . .    5,026     7.43    (2,288)    7,314    11.34      1,974     5,340
8.31
  After 2 years, but within
   5 years. . . . . . . . . .    9,381    13.86        75     9,306    14.42       (546)    9,852
15.32
  Certificates maturing
   thereafter . . . . . . . .        2       --        (2)        4     0.01          2         2       -
-
                               -------   ------    ------   -------   ------    -------   -------   -----
-
     Total. . . . . . . . . .  $67,666   100.00%   $3,153   $64,513   100.00%   $   219   $64,294
100.00%
                               =======   ======    ======   =======   ======    =======   =======
======

                                                         -18-

     Time Deposits by Rates. The following table sets forth the time deposits in the Savings Bank categorized by rates at the dates indicated.

                                        At December 31,
                                ------------------------------
                                  1998       1997      1996
                                  ----       ----      ----
                                    (Dollars in Thousands)

2.00 - 3.99% . . . . . . . .    $     1    $    25    $    25
4.00 - 5.99% . . . . . . . .     35,646     30,876     32,154
6.00 - 7.99% . . . . . . . .      9,929     12,307     10,264
8.00 - 8.99% . . . . . . . .         14         18         66
                                -------    -------    -------
 Total . . . . . . . . . . .    $45,590    $43,226    $42,509
                                =======    =======    =======

     The following table sets forth the amount and maturities of time deposits at December 31, 1998.

                                    Amount Due
               -----------------------------------------------------  Percent
                                                                      of Total
                                                                      Certi-
               Less Than  1-2      2-3      3-4      After            ficate
               One Year  Years    Years    Years    4 Years   Total   Accounts
               --------  -----    -----    -----    -------   -----   --------
                                   (Dollars in Thousands)

2.00 - 3.99% . $     1   $   --   $   --   $   --   $   --   $     1       --%
4.00 - 5.99% .  27,841    2,940    3,773       --    1,092    35,646    78.19
6.00 - 7.99% .   3,339    2,080    2,357    2,146        7     9,929    21.78
8.00 - 8.99% .      --        6        8       --       --        14     0.03
               -------   ------   ------   ------   ------   -------   ------
 Total . . . . $31,181   $5,026   $6,138   $2,146   $1,099   $45,590   100.00%
               =======   ======   ======   ======   ======   =======   ======

     Deposit Activity. The following table sets forth the deposit activities of the Savings Bank for the periods indicated.

                                       Year Ended December 31,
                                 ---------------------------------
                                   1998         1997        1996
                                   ----         ----        ----
                                          (In Thousands)

Beginning balance . . . . . .    $64,513      $64,294     $65,160

Net increase (decrease) before
  interest credited . . . . .          3       (2,906)     (3,913)
Interest credited . . . . . .      3,150        3,125       3,047
                                 -------      -------     -------
Net increase (decrease)
  in savings deposits . . . .      3,153          219        (866)
                                 -------      -------     -------
Ending balance. . . . . . . .    $67,666      $64,513     $64,294
                                 =======      =======     =======

     Borrowings. The Savings Bank utilizes advances from the FHLB-Pittsburgh to supplement its supply of funds, to meet deposit withdrawal requirements and for asset and liability management. The FHLB-Pittsburgh functions as a central reserve bank providing credit for savings associations and certain other member financial institutions. As a member of the FHLB-Pittsburgh, the Savings Bank is required to own capital stock in the FHLB-Pittsburgh and is authorized to apply for advances on the security of such stock and certain of its mortgage loans and other assets (principally securities that are obligations of, or guaranteed by, the U.S. Government) provided certain creditworthiness standards have been met. Advances are made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. The Savings Bank is currently authorized to borrow from the FHLB up to an amount equal to approximately 50% of total assets.

     In 1987, the Savings Bank incorporated Spring Hill Funding Corporation ("SHFC") for the purpose of issuing a CMO to various investors. In 1987, SHFC issued a CMO with a total par value of $32.1 million comprised of three classes of bonds with different stated maturity dates ranging from July 1, 2002 to December 1, 2017. The net proceeds of the CMO offering amounted to $27.8 million, reflecting issuance costs and the original issue discount. The collateral and source of cash flows for the principal and interest payments on the CMO consisted of certain mortgage-backed securities transferred from the Savings Bank to SHFC. As a result of the lower interest rate environment prevailing since the issuance of the CMO bonds, the mortgage-backed securities that were used to collateralize the CMO paid off faster than originally projected, and the CMO balance was likewise reduced in advance of the original schedule of stated maturities. In 1993, the class A bonds of the CMO were paid off. In March 1997, the class C bonds of the CMO with a par value of $4.8 million were repurchased and extinguished. During 1998, the remaining principal balance for the class B bond was repaid through scheduled repayments from the collateral, the CMO trust was closed and SHFC was dissolved as a company.

     The following tables sets forth certain information regarding borrowings by the Savings Bank at the dates and for the periods indicated:

                                                     At December 31,
                                             --------------------------------
                                               1998         1997      1996
                                               ----         ----      ----
                                                  (Dollars in Thousands)
Weighted average rate paid on:
 FHLB advances . . . . . . . . . . . . . .     6.14%        6.47%     6.63%
 Collateralized mortgage obligation. . . .       --        11.75     12.30

Balance outstanding:
 FHLB advances . . . . . . . . . . . . . .   $8,743       $8,863    $3,772
 Collateralized mortgage obligation. . . .       --        1,395     6,937

                                                Year Ended December 31,
                                             ---------------------------
                                              1998      1997      1996
                                              ----      ----      ----
                                               (Dollars in Thousands)
Maximum amount of borrowings outstanding
 at any month end during the period:
  FHLB advances. . . . . . . . . . . . . .   $8,743    $9,609    $6,378
  FHLB agreements to repurchase
   securities previously sold. . . . . . .       --        --        --
  Collateralized mortgage obligation . . .    1,239     6,836     8,156

Average amount of borrowings
 outstanding during the period:
  FHLB advances. . . . . . . . . . . . . .    8,189     8,227     2,629
  FHLB agreements to repurchase
   securities previously sold. . . . . . .       --        --        --
  Collateralized mortgage obligation . . .      598     2,921     7,565

Approximate weighted average
 interest rate during the period:
  FHLB advances. . . . . . . . . . . . . .     6.36%     6.47%     6.50%
  FHLB agreements to repurchase
   securities previously sold. . . . . . .       --        --        --
  Collateralized mortgage obligation . . .    12.21     11.71     12.31

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

Personnel

     As of December 31, 1998, the Savings Bank had 22 full-time and 9 part-time employees. The employees are not represented by a collective bargaining unit and the Savings Bank believes its relationship with its employees to be good.

     During 1998, the Company initiated two stock based compensation plans and terminated its defined benefit program ("Pension Plan"). These changes were initiated in order to more closely align the long term compensation of the employees with the financial performance of the Company. The costs associated with these actions is described under the section "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 1998 Annual Report to Stockholders. For additional information, see Note 14 of the Notes to the Consolidated Financial Statements.

Subsidiary Activities

     During 1998, the Savings Bank dissolved its operating subsidiary, SHFC, which was created in 1987 for the purpose of issuing a CMO. See "-- Deposit Activities and Other Sources of Funds -- Borrowings."

     Federal savings associations generally may invest up to 3% of their assets in service corporations, provided that any amount in excess of 2% is used primarily for community, inner-city and community development projects. The Savings Bank did not have any service corporations at December 31, 1998.

                                 REGULATION

General

     The Savings Bank is subject to extensive regulation, examination and supervision by the OTS as its chartering agency, and the FDIC, as the insurer of its deposits. The activities of federal savings institutions are governed by the HOLA and, in certain respects, the Federal Deposit Insurance Act ("FDIA"), and the regulations issued by the OTS and the FDIC to implement these statutes. These laws and regulations delineate the nature and extent of the activities in which federal savings associations may engage. Lending activities and other investments must comply with various statutory and regulatory capital requirements. In addition, the Savings Bank's relationship with its depositors and borrowers is also regulated to a great extent, especially in such matters as the ownership of deposit accounts and the form and content of the Savings Bank's mortgage documents. The Savings Bank must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations by the OTS to review the Savings Bank's compliance with various regulatory requirements. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such policies, whether by the OTS, the FDIC or Congress, could have a material adverse impact on the Company, the Savings Bank and their operations.

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

     Federal Home Loan Bank System. The FHLB System, consisting of 12 FHLBs, is under the jurisdiction of the Federal Housing Finance Board ("FHFB"). The designated duties of the FHFB are to supervise the FHLBs, to ensure that the FHLBs carry out their housing finance mission, to ensure that the FHLBs remain adequately capitalized and able to raise funds in the capital markets, and to ensure that the FHLBs operate in a safe and sound manner.

     The Savings Bank, as a member of the FHLB-Pittsburgh, is required to acquire and hold shares of capital stock in the FHLB-Pittsburgh in an amount equal to the greater of (i) 1.0% of the aggregate outstanding principal amount of residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or (ii) 1/20 of its advances (i.e., borrowings) from the FHLB-Pittsburgh. The Savings Bank is in compliance with this requirement with an investment in FHLB-Pittsburgh stock of $627,000 at December 31, 1998.

     Among other benefits, the FHLB provides a central credit facility primarily for member institutions. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB-Pittsburgh.

     Federal Deposit Insurance Corporation. The FDIC is an independent federal agency established originally to insure the deposits, up to prescribed statutory limits, of federally insured banks and to preserve the safety and soundness of the banking industry. The FDIC maintains two separate insurance funds: the Bank Insurance Fund ("BIF") and the SAIF. The Savings Bank's deposit accounts are insured by the FDIC under the SAIF to the maximum extent permitted by law. As insurer of the Savings Bank's deposits, the FDIC has examination, supervisory and enforcement authority over all savings associations.

     Under applicable regulations, the FDIC assigns an institution to one of three capital categories based on the institution's financial information, as of the reporting period ending seven months before the assessment period.
The capital categories are: (i) well-capitalized, (ii) adequately capitalized, or (iii) undercapitalized. An institution is also placed in one of three supervisory subcategories within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. An institution's assessment rate depends on the capital category and supervisory category to which it is assigned with the most well-capitalized, healthy institutions receiving the lowest rates.

     On September 30, 1996, the Deposit Insurance Funds Act ("DIF Act") was enacted, which, among other things, imposed a special one-time assessment on SAIF member institutions, including the Savings Bank, to recapitalize the SAIF. As a result of the DIF Act and the special one-time assessment, the FDIC reduced the assessment schedule for SAIF members, effective January 1, 1997, to a range of 0% to 0.27%, with most institutions, including the Savings Bank, paying 0%. This assessment schedule is the same as that for the BIF, which reached its designated reserve ratio in 1995. In addition, since January 1, 1997, SAIF members are charged an assessment of 0.065% of SAIF-assessable deposits for the purpose of paying interest on the obligations issued by the Financing Corporation ("FICO") in the 1980s to help fund the thrift industry cleanup. BIF-assessable deposits are charged an assessment to help pay interest on the FICO bonds at a rate of approximately .013%. Full pro rata sharing of the FICO payments between BIF and SAIF members will occur until the earlier of December 31, 1999, or the date the BIF and SAIF are merged.

     The FDIC is authorized to raise the assessment rates in certain circumstances. The FDIC has exercised this authority several times in the past and may raise insurance premiums in the future. If such action is taken by the FDIC, it could have an adverse effect on the earnings of the Savings Bank.

     Under the FDIA, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the OTS. Management of the Savings Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

     Liquidity Requirements. Under OTS regulations, each savings institution is required to maintain an average daily balance of liquid assets (cash, certain time deposits and savings accounts, bankers' acceptances, and specified U.S. Government, state or federal agency obligations, mortgage-backed securities and certain other investments) equal to a monthly average of not less than a specified percentage (currently 4.0%) of its net withdrawable accounts plus short-term borrowings. Monetary penalties may be imposed for failure to meet liquidity requirements.

     Prompt Corrective Action. The FDIA requires each federal banking agency is required to implement a system of prompt corrective action for institutions that it regulates. The federal banking agencies have promulgated substantially similar regulations to implement this system of prompt corrective action. Under the regulations, an institution shall be deemed to be (i) "well capitalized" if it has a total risk-based capital ratio of 10.0% or more, has a Tier I risk-based capital ratio of 6.0% or more, has a leverage ratio of 5.0% or more and is not subject to specified requirements to meet and maintain a specific capital level for any capital measure; (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, a Tier I risk-based capital ratio of 4.0% or more and a leverage ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized;"

(iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, a Tier I risk-based capital ratio that is less than 4.0% or a leverage ratio that is less than 4.0% (3.0% under certain circumstances); (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, a Tier I risk-based capital ratio that is less than 3.0% or a leverage ratio that is less than 3.0%; and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%.

     The FDIA also provides that a federal banking agency may, after notice and an opportunity for a hearing, reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category if the institution is in an unsafe or unsound condition or is engaging in an unsafe or unsound practice. The OTS may not, however, reclassify a significantly undercapitalized institution as critically undercapitalized.

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

     At December 31, 1998, the Savings Bank was categorized as "well capitalized" under the prompt corrective action regulations of the OTS.

     Standards for Safety and Soundness. The federal banking regulatory agencies have prescribed, by regulation, standards for all insured depository institutions relating to: (i) internal controls, information systems and internal audit systems; (ii) loan documentation; (iii) credit underwriting;
(iv) interest rate risk exposure; (v) asset growth; (vi) asset quality; (vii) earnings; and (viii) compensation, fees and benefits ("Guidelines"). The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the OTS determines that the Savings Bank fails to meet any standard prescribed by the Guidelines, the agency may require the Savings Bank to submit to the agency an acceptable plan to achieve compliance with the standard. Management is aware of no conditions relating to these safety and soundness standards which would require submission of a plan of compliance.

     Qualified Thrift Lender Test. All savings associations, including the Savings Bank, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio asset (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings association may maintain 60% of its assets in those assets specified in
Section 7701(a)(19) of the Internal Revenue Code ("Code"). Under either test, such assets primarily consist of residential housing related loans and investments. At December 31, 1998, the Savings Bank met the test and its QTL percentage was 96%.

     Any savings association that fails to meet the QTL test must convert to a national bank charter, unless it requalifies as a QTL and thereafter remains a QTL. If an association does not requalify and converts to a national bank charter, it must remain SAIF-insured until the FDIC permits it to transfer to the BIF. If such an association has not yet requalified or converted to a national bank, its new investments and activities are limited to those permissible for both a savings association and a national bank, and it is limited to national bank branching rights in its home state. In addition, the association is immediately ineligible to receive any new FHLB borrowings and is subject to national bank limits for payment of dividends. If such association has not requalified or converted to a national bank within three years after the failure, it must divest of all investments and cease all activities not permissible for a national bank. In addition, it must repay promptly any outstanding FHLB borrowings, which may result in prepayment penalties. If any association that fails the QTL test is controlled by a holding company, then within one year after the failure, the holding company must register as a bank holding company and become subject to all restrictions on bank holding companies.

     Capital Requirements. Under OTS regulations a savings association must satisfy three minimum capital requirements: core capital, tangible capital and risk-based capital. Savings associations must meet all of the standards in order to comply with the capital requirements. The Company is not subject to any minimum capital requirements.

     OTS capital regulations establish a 3% core capital or leverage ratio (defined as the ratio of core capital to adjusted total assets). Core capital is defined to include common stockholders' equity, noncumulative perpetual preferred stock and any related surplus, and minority interests in equity accounts of consolidated subsidiaries, less (i) any intangible assets, except for certain qualifying intangible assets; (ii) certain mortgage servicing rights; and (iii) equity and debt investments in subsidiaries that are not "includable subsidiaries," which is defined as subsidiaries engaged solely in activities not impermissible for a national bank, engaged in activities impermissible for a national bank but only as an agent for its customers, or engaged solely in mortgage-banking activities. In calculating adjusted total assets, adjustments are made to total assets to give effect to the exclusion of certain assets from capital and to account appropriately for the investments in and assets of both includable and nonincludable subsidiaries. Institutions that fail to meet the core capital requirement would be required to file with the OTS a capital plan that details the steps they will take to reach compliance. In addition, the OTS' prompt corrective action regulation provides that a savings institution that has a leverage ratio of less than 4% (3% for institutions receiving the highest CAMEL examination rating) will be deemed to be "undercapitalized" and may be subject to certain restrictions. See "-- Federal Regulation of Savings Associations -- Prompt Corrective Action."

     As required by federal law, the OTS has proposed a rule revising its minimum core capital requirement to be no less stringent than that imposed on national banks. The OTS has proposed that only those savings associations rated a composite one (the highest rating) under the CAMEL rating system for savings associations will be permitted to operate at or near the regulatory minimum leverage ratio of 3%. All other savings associations will be required to maintain a minimum leverage ratio of 4% to 5%. The OTS will assess each individual savings association through the supervisory process on a case-by-case basis to determine the applicable requirement. No assurance can be given as to the final form of any such regulation, the date of its effectiveness or the requirement applicable to the Savings Bank.

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

     The risk-based capital regulation assigns each balance sheet asset held by a savings institution to one of four risk categories based on the amount of credit risk associated with that particular class of assets. Assets not included for purposes of calculating capital are not included in calculating risk-weighted assets. The categories range from 0% for cash and securities that are backed by the full faith and credit of the U.S. Government to 100% for repossessed assets or assets more than 90 days past due. Qualifying residential mortgage loans (including multi-family mortgage loans) are assigned a 50% risk weight. Consumer, commercial, home equity and residential construction loans are assigned a 100% risk weight, as are nonqualifying residential mortgage loans and that portion of land loans and nonresidential construction loans that do not exceed an 80% loan-to-value ratio. The book value of assets in each category is multiplied by the weighing factor (from 0% to 100%) assigned to that category. These products are then totalled to arrive at total risk-weighted assets. Off-balance sheet items are included in risk-weighted assets by converting them to an approximate balance sheet "credit equivalent amount" based on a conversion schedule. These credit equivalent amounts are then assigned to risk categories in the same manner as balance sheet assets and included as risk-weighted assets.

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

     At December 31, 1998, the Savings Bank's core capital of approximately $9.7 million, or 11.1% of adjusted total assets, was $7.1 million in excess of the OTS requirement of $2.6 million, or 3% of adjusted total assets. As of such date, the Savings Bank's tangible capital of approximately $9.7 million, or 11.1% of adjusted total assets, was $8.4 million in excess of the OTS requirement of $1.3 million, or 1.5% of adjusted total assets. Finally, at December 31, 1998, the Savings Bank had risk-based capital of approximately $10.2 million or 24.4% of total risk-weighted assets, which was $6.9 million in excess of the OTS risk-based capital requirement of $3.3 million or 8% of risk-weighted assets.

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

     Loans to One Borrower. Under the HOLA, savings institutions are generally subject to the national bank limit on loans to one borrower. Generally, this limit is 15% of the Savings Bank's unimpaired capital and surplus, plus an additional 10% of unimpaired capital and surplus, if such loan is secured by readily-marketable collateral, which is defined to include certain financial instruments and bullion. The OTS by regulation has amended the loans to one borrower rule to permit savings associations meeting certain requirements, including capital requirements, to extend loans to one borrower in additional amounts under circumstances limited essentially to loans to develop or complete residential housing units. At December 31, 1998, the Savings Bank's regulatory limit on loans to one borrower was $1.5 million. However, the Savings Bank's current loans to one borrower limit as set by policy is generally $500,000. At December 31, 1998, the Savings Bank's largest aggregate amount of loans to one borrower was $720,000, which was performing according to their original terms.

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

     Transactions with Affiliates. Savings associations must comply with Sections 23A and 23B of the Federal Reserve Act ("Sections 23A and 23B") relative to transactions with affiliates in the same manner and to the same extent as if the savings association were a Federal Reserve member bank. A savings and loan holding company, its subsidiaries and any other company under common control are considered affiliates of the subsidiary savings association under the HOLA. Generally, Sections 23A and 23B: (i) limit the extent to which the insured association or its subsidiaries may engage in certain covered transactions with an affiliate to an amount equal to 10% of such institution's capital and surplus and place an aggregate limit on all such transactions with affiliates to an amount equal to 20% of such capital and surplus, and (ii) require that all such transactions be on terms substantially the same, or at least as favorable to the institution or subsidiary, as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, the purchase of assets, the issuance of a guaranty and similar types of transactions. Any loan or extension of credit by the Savings Bank to an affiliate must be secured by collateral in accordance with Section 23A

     Three additional rules apply to savings associations: (i) a savings association may not make any loan or other extension of credit to an affiliate unless that affiliate is engaged only in activities permissible for bank holding companies; (ii) a savings association may not purchase or invest in securities issued by an affiliate (other than securities of a subsidiary); and
(iii) the OTS may, for reasons of safety and soundness, impose more stringent restrictions on savings associations but may not exempt transactions from or otherwise abridge Section 23A or 23B. Exemptions from Section 23A or 23B may be granted only by the Federal Reserve Board, as is currently the case with respect to all FDIC-insured banks. The Savings Bank has not been significantly affected by the rules regarding transactions with affiliates.

     The Savings Bank's authority to extend credit to executive officers, directors and 10% shareholders, as well as entities controlled by such persons, is governed by Sections 22(g) and 22(h) of the Federal Reserve Act, and Regulation O thereunder. Among other things, these regulations require that such loans be made on terms and conditions substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. Regulation O also places individual and aggregate limits on the amount of loans the Savings Bank may make to such persons based, in part, on the Savings Bank's capital position, and requires certain board approval procedures to be followed. The OTS regulations, with certain minor variances, apply Regulation O to savings institutions.

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

     Regulatory and Criminal Enforcement Provisions. The OTS has primary enforcement responsibility over savings institutions and has the authority to bring action against all "institution-affiliated parties," including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers or directors, receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $27,500 per day, or $1.1 million per day in especially egregious cases. Under the FDIA, the FDIC has the authority to recommend to the Director of the OTS that enforcement action be taken with respect to a particular savings institution. If action is not taken by the Director, the FDIC has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations.

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

     Bad Debt Reserve. Historically, savings institutions such as the Savings Bank which met certain definitional tests primarily related to their assets and the nature of their business ("qualifying thrift") were permitted to establish a reserve for bad debts and to make annual additions thereto, which may have been deducted in arriving at their taxable income. The Savings Bank's deductions with respect to "qualifying real property loans," which are generally loans secured by certain interest in real property, were computed using an amount based on the Savings Bank's actual loss experience, or a percentage equal to 8% of the Savings Bank's taxable income, computed with certain modifications and reduced by the amount of any permitted additions to the non-qualifying reserve. Due to the Savings Bank's loss experience, the Savings Bank generally recognized a bad debt deduction equal to 8% of taxable income.

     The thrift bad debt rules were revised by Congress in 1996. The new rules eliminated the 8% of taxable income method for deducting additions to the tax bad debt reserves for all thrifts for tax years beginning after December 31, 1995. These rules also required that all institutions recapture all or a portion of their bad debt reserves added since the base year (last taxable year beginning before January 1, 1988). The Savings Bank has no post-1987 reserves subject to recapture. For taxable years beginning after December 31, 1995, the Savings Bank's bad debt deduction will be determined under the experience method using a formula based on actual bad debt experience over a period of years. The unrecaptured base year reserves will not be subject to recapture as long as the institution continues to carry on the business of banking. In addition, the balance of the pre-1988 bad debt reserves continue to be subject to provisions of present law referred to below that require recapture in the case of certain excess distributions to shareholders.

     Distributions. To the extent that the Savings Bank makes "nondividend distributions" to the Company, such distributions will be considered to result in distributions from the balance of its bad debt reserve as of December 31, 1987 (or a lesser amount if the Savings Bank's loan portfolio decreased since December 31, 1987) and then from the supplemental reserve for losses on loans ("Excess Distributions"), and an amount based on the Excess Distributions will be included in the Savings Bank's taxable income. Nondividend distributions include distributions in excess of the Savings Bank's current and accumulated earnings and profits, distributions in redemption of stock and distributions in partial or complete liquidation. However, dividends paid out of the Savings Bank's current or accumulated earnings and profits, as calculated for federal income tax purposes, will not be considered to result in a distribution from the Savings Bank's bad debt reserve. The amount of additional taxable income created from an Excess Distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, if, after the Conversion, the Savings Bank makes a "nondividend distribution," then approximately one and one-half times the

Excess Distribution would be includable in gross income for federal income tax purposes, assuming a 34% corporate income tax rate (exclusive of state and local taxes). See "Regulation" for limits on the payment of dividends by the Savings Bank. The Savings Bank does not intend to pay dividends that would result in a recapture of any portion of its tax bad debt reserve.

     Corporate Alternative Minimum Tax. The Code imposes a tax on alternative minimum taxable income ("AMTI") at a rate of 20%. The excess of the tax bad debt reserve deduction using the percentage of taxable income method over the deduction that would have been allowable under the experience method is treated as a preference item for purposes of computing the AMTI. In addition, only 90% of AMTI can be offset by net operating loss carryovers. AMTI is increased by an amount equal to 75% of the amount by which the Savings Bank's adjusted current earnings exceeds its AMTI (determined without regard to this preference and prior to reduction for net operating losses). For taxable years beginning after December 31, 1986, and before January 1, 1996, an environmental tax of 0.12% of the excess of AMTI (with certain modification) over $2.0 million is imposed on corporations, including the Savings Bank, whether or not an Alternative Minimum Tax is paid.

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

     The Company is subject to the Corporate Net Income Tax and the Capital Stock Tax of the Commonwealth of Pennsylvania.

Audits

     The Company's income tax returns have not been audited by federal or state authorities within the last five years. For additional information regarding income taxes, see Note 13 of the Notes to Consolidated Financial Statements.

Item 2.  Description of Property
--------------------------------

     The Savings Bank operates four full-service facilities in Pittsburgh, Pennsylvania. The Savings Bank owns its Spring Hill, Beechview and Brighton Heights offices and leases its North Shore office. The lease expires in 2010. At December 31, 1998, the net book value of the properties (including land and buildings) and the Savings Bank's fixtures, furniture and equipment was $1,028,000.

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

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1998.

                                  PART II

Item 5.   Market for Common Equity and Related Stockholder Matters
------------------------------------------------------------------

     The information contained under the section captioned "Market for Common Stock and Related Stockholder Matters" on page 45 of the 1998 Annual Report to Stockholders ("Annual Report") is incorporated herein by reference.

Item 6.   Management's Discussion and Analysis of Financial Condition and
-------------------------------------------------------------------------
          Results of Operations or Plan of Operations
          -------------------------------------------

     The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning on page 4 of the Annual Report is incorporated herein by reference.

Item 7.   Financial Statements
------------------------------

    (a)  Financial Statements
         Independent Auditor's Report*
         Consolidated Balance Sheet as of December 31, 1998 and 1997* Consolidated Statement of Income for the Years Ended
            December 31, 1998 and 1997*
         Consolidated Statement of Changes in Stockholders' Equity for the
            Years Ended December 31, 1998 and 1997*
         Consolidated Statement of Cash Flows for the Years Ended
            December 31, 1998 and 1997*
         Notes to Consolidated Financial Statements*

     * Included in the Annual Report attached as Exhibit 13 hereto and incorporated herein by reference. All schedules have been omitted as the required information is either inapplicable or included in the Consolidated Financial Statements or related Notes contained in the Annual Report.

Item 8.   Changes in and Disagreements with Accountants on Accounting and
-------------------------------------------------------------------------
          Financial Disclosure
          --------------------

    Not applicable.

                                 PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
----------------------------------------------------------------------
         Compliance with Section 16(a) of the Exchange Act
         -------------------------------------------------

Executive Officers

     The following table sets forth certain information regarding the executive officers of the Company.

Name               Age(1)                 Position
----               ------                 --------

Thomas F. Angotti  51        President and Chief Executive Officer

Vincent C. Ashoff  39        Executive Vice President and Chief Financial
                             Officer

Joanne C. Wienand  57        Corporate Secretary

     The following table sets forth certain information regarding the executive officers of the Savings Bank.

Name               Age(1)                 Position
----               ------                 --------

Thomas F. Angotti  51        President and Chief Executive Officer

Vincent C. Ashoff  39        Executive Vice President, Chief Financial Officer
                             and Treasurer

Paul F. Hoyson     50        Senior Vice President/Retail Banking

Joanne C. Wienand  57        Vice President and Secretary

Marilyn E.
 Daugherty         64        Vice President, Savings Administration

Michael G. Dyrwal  47        Vice President, Lending

---------------
(1)  As of December 31, 1998.

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

     Joanne C. Wienand joined the Savings Bank in 1992 and has served in various capacities. She was appointed to the position of Vice President/ Corporate Secretary in 1997. Ms. Wienand is currently responsible for human resources, marketing, and public and investor relations. Prior to joining the Savings Bank, Ms. Wienand worked for more than 9 years in the financial industry with Fidelity Savings Bank and the former First Federal of Pittsburgh.

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

                                  PART IV

Item 13.  Exhibits List and Reports on Form 8-K
-----------------------------------------------

    (a)  Exhibits

    3.1 Certificate of Incorporation of SHS Bancorp, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 (File No. 333-30231))
    3.2 Bylaws of SHS Bancorp, Inc. (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1 (File No. 333-30231))
    10.1 Employment Agreement with Thomas F. Angotti (incorporated by reference to Exhibit 10.1 to the Company's Annual Report on form 10-KSB for the year ended December 31, 1997)
    10.2 Employment Agreement with Vincent C. Ashoff (incorporated by reference to Exhibit 10.2 to the Company's Annual Report on form 10-KSB for the year ended December 31, 1997)
    13   Annual Report to Stockholders
    21   Subsidiaries of the Registrant
    23   Consent of Independent Auditors
    27   Financial Data Schedule

    (b)  Reports on Form 8-K

         No Reports on Form 8-K were filed during the quarter ended December 31, 1998.

                                 SIGNATURES

     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                SHS BANCORP, INC.



Date:  March 31, 1999           By: /s/ Thomas F. Angotti
                                    -------------------------------------
                                    Thomas F. Angotti
                                    President and Chief Executive Officer

     Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES                            TITLE                        DATE
----------                            -----                        ----

/s/ Thomas F. Angotti             President, Chief             March 31, 1999
--------------------------------  Executive Officer and
Thomas F. Angotti                 Director (Principal
                                  Executive Officer)


/s/ Vincent C. Ashoff             Executive Vice President,    March 31, 1999
--------------------------------  Chief Financial Officer
Vincent C. Ashoff                 and Director (Principal
                                  Financial and Accounting
                                  Officer)


/s/ Edward W. Preskar             Director, Chairman           March 31, 1999
--------------------------------
Edward W. Preskar


/s/ Guy Dille                     Director                     March 31, 1999
--------------------------------
Guy Dille


                                  Director                     March __, 1999
--------------------------------
George C. Dorsch


                                  Director                     March __, 1999
--------------------------------
Charles W. Hergenroeder, III

                                                                    EXHIBIT 13



                                     1998

                                 S
                                  H
                                   S
                                BANCORP, INC.


                                  ANNUAL

                                  REPORT

                            SELECTED FINANCIAL DATA

                                            At or For December 31,
                                   1998     1997     1996     1995    1994
                                 -------  -------  -------  -------  -------
                                             (Dollars in thousands)
SELECTED YEAR-END BALANCES:
Total assets                     $89,414  $88,252  $81,688  $81,656  $83,920
Loans receivable, net             57,306   57,925   54,789   52,526   54,888
Cash and cash equivalents          7,949    7,692    3,573    2,829    1,215
Mortgage-backed securities        17,192   16,724   19,557   21,291   22,382
Investment securities              4,149    3,276    1,273    2,160    2,540
Deposits                          67,666   64,513   64,294   65,160   60,836
Collateralized mortgage
 obligation                           -     1,395    6,937    8,251    9,546
Borrowed funds                     8,743    8,863    3,772    1,778    7,313
Total stockholders' equity        11,600   12,015    4,840    4,441    4,212

SELECTED OPERATING DATA:
Interest income                   $6,660   $6,603   $6,323   $6,503   $6,386
Interest expense                   3,753    4,036    4,155    4,460    4,663
                                 -------  -------  -------  -------  -------
Net interest income                2,907    2,567    2,168    2,043    1,723
Provision for loan losses             20       70      239       64       61
Net interest income after        -------  -------  -------  -------  -------
 provision for loan losses         2,887    2,497    1,929    1,979    1,662
Non-interest income                  175      192      968      124      202
Non-interest expense               2,262    1,653    2,273    1,760    1,718
Income  before income taxes and  -------  -------  -------  -------  -------
  extraordinary item                 800    1,036      624      343      146
Income tax expense                   324      403      231      112       46
                                 -------  -------  -------  -------  -------
Income before extraordinary item     476      633      393      231      100
Extraordinary item, net of tax(1)      -     (562)       -        -        -
                                 -------  -------  -------  -------  -------
Net income                          $476      $71     $393     $231     $100
                                 =======  =======  =======  =======  =======
KEY OPERATING RATIOS:
Performance Ratios:
  Return on average assets          0.54%    0.08%    0.49%    0.28%    0.12%
  Return on average equity          3.86     1.10     8.54     5.31     2.40
  Average equity to average
   assets                          14.00     7.66     5.68     5.18     4.88
  Equity to total assets at end
   of period                       12.97    13.61     5.93     5.44     5.02
  Interest rate spread (2)          2.83     2.83     2.50     2.32     1.89
  Non-interest expense to average
   total assets                     2.57     1.95     2.81     2.10     2.01

Asset Quality Ratios:
  Nonaccrual and 90 days or more
   past due loans to loans
   receivable, net                  2.57     1.62     2.03     1.43     0.37
  Nonperforming assets to total
   assets                           1.70     1.09     1.41     2.10     1.55
  Allowance for loan losses to
   total loans receivable           0.76     0.76     0.75     0.52     0.48
  Allowance for loan losses to
   nonperforming loans             29.98    46.91    37.39    36.70   132.67
  Net charge-offs to average
   loans outstanding                0.03     0.08     0.19     0.10     0.26

PER SHARE DATA:

  Book value at end of period     $14.97   $14.65        -        -        -
  Earnings - Basic (3)              0.63     0.25        -        -        -
  Earnings - Diluted                0.63        -        -        -        -
  Dividends Paid                    0.13        -        -        -        -
  Dividend payout ratio               21%

----------------
(1) Reflects losses recorded upon the extinguishment of the Savings Bank's class C CMO bonds in 1997.
(2) Difference between weighted average yields on interest-earning assets and interest-earning assets and interest-bearing liabilities.
(3) Earnings per share for 1997 represents earnings from September 30, 1997, the initial date of the stock issuance.

                            SHS BANCORP, INC.

                            TABLE OF CONTENTS



                                                               Page
                                                              Number
                                                              ------
 Selected Financial Data                                Inside Front Cover

 Message to Our Shareholders                                     2

 Management's Discussion and Analysis                            4

 Independent Auditor's Report                                   15

    Consolidated Balance Sheet                                  16

    Consolidated Statement of Income                            17

    Consolidated Statement of Changes in Stockholders' Equity   18

    Consolidated Statement of Cash Flows                        19

    Notes to Consolidated Financial Statements                  21

 Common Stock and Related Matters                               45

 Corporate Directory                                            46

 Corporate Information                                          47

                  SHS BANCORP, INC. 1998 ANNUAL REPORT

Dear Shareholders, Customers and Friends:

It is with great pleasure that we present the Annual Report of SHS Bancorp, Inc. (the "Company") for the fiscal year ended December 31, 1998 representing our first full year as a public company. The year started in our new home office located at One North Shore Center on the north side of the Sixth Street bridge, which is directly across from the site of the planned new Pirate baseball stadium.

The year 1998 has been an eventful one for the Company.

In February, the Board of Directors adopted the Stock Option Plan and Management Recognition and Development Plan which was approved by shareholders at the April 23, 1998 Annual Meeting. The plans, which became effective in October 1998 and are consistent with benefit plans instituted by other recently converted thrifts, are to increase the participants' interest in the Company by providing long term incentives and rewards and provide retention incentives for key employees.

In March, we opened a branch office in the Brighton Heights area of Pittsburgh. This was the first branch office opened since our North Shore office in 1987. This new office extends our community oriented banking identity and provides the opportunity to serve the financial needs of another Pittsburgh neighborhood.

In July, the Board of Directors declared the initial quarterly dividend of $.065 per share on common stock which was payable on August 26 to shareholders of record on August 12, 1998. The second quarterly dividend of $.065 per share was declared on October 22 and was payable on November 24 to shareholders of record on November 10, 1998. Dividends paid on outstanding shares totaled $98,000 for the year.

In August, James G. Caliendo resigned as a director of the Company and the Savings Bank (the "Bank") in connection with his acceptance of an executive management position at a local financial institution. Subsequent to his resignation, the Board of Directors appointed Vincent C. Ashoff, the Executive Vice President and Chief Financial Officer of the Company and the Bank, and Charles W. Hergenroeder III, the Bank's general counsel to serve until the next annual meeting of shareholders.

In September, the Bank terminated its defined benefit program at a cost of $119,000. The pension plan was closed in anticipation of the implementation of the stock based benefit plans. The Compensation Committee believes that the stock based plans better provide greater incentive for long term performance and more closely aligns employee and shareholder interests.

In November, the Bank joined the Freedom ATM Alliance comprised of 30 financial institutions with over 200 ATM sites in order to provide our customers with greater options to avoid the expense of ATM surcharges. This cooperative alliance of community oriented banks was formed as a competitive response to the larger banks more extensive ATM networks.

In November, the Company received regulatory approval to acquire up to 114,793, or 14%, of the Company's outstanding stock over a twelve month period. In December, the Company repurchased a total of 77,950 shares at an average price of $12.89. The repurchase plan was initiated due to market opportunities created by attractive pricing levels. The Company intends to use these shares to fund the benefit plans and for general corporate purposes. The Bank remains well capitalized exceeding all regulatory capital requirements.

In December, the Bank closed out the CMO Trust, a special financing subsidiary that was established in 1987. A significant portion of the CMO had been extinguished in 1997 at an after tax charge of $563,000.

For the year as a whole, consolidated net income for 1998 was $476,000 or $.63 a diluted share compared to net income of $71,000 or $.25 per share in 1997. Results for 1997 include an extraordinary after tax charge of $563,000 while the per share earnings only reflect one quarter of earnings as a public company. Despite a significant increase in noninterest operating expenses for the year the Bank was within its initial financial projections that included provisions for the implementation of various strategic and operational initiatives. While never satisfied, we are encouraged with the overall results in consideration of the dynamics of the competitive marketplace in which we operate, the programs that were initiated, the issues that were resolved this year, and confronting the challenges of operating as a public company for the first full year.

Looking forward to next year, the Bank has adopted a multiphase plan for achieving year 2000 readiness. We have managed this project so that our systems will be fully operational for the year 2000.

We thank you for your investment in SHS Bancorp, Inc. and continue to seek your support and suggestions on how we can provide the greatest value to both our stockholders and customers. We can assure you that we are all committed to maximizing the return to our shareholders and satisfaction to our customers. On behalf of all our dedicated employees, officers and directors, we would like to thank you for your vote of confidence by your ownership in our Company and your patronage.

Sincerely,

/s/ Thomas F. Angotti

Thomas F. Angotti
President and Chief Executive Officer

/s/ Edward W. Preskar

Edward W. Preskar
Chairman of the Board

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS

Management's discussion and analysis of financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the audited consolidated financial statements and accompanying notes included in this report. This discussion and analysis contains certain forward-looking statements within the meaning of federal securities laws. These forward-looking statements consist of estimates with respect to the financial condition and results of operations of the Company. Such forward-looking statements are not guarantees of future performance and are subject to various factors that could cause actual results to differ materially from these estimates. These factors include, but are not limited to, changes in general economic and market conditions and the development of an interest rate environment that adversely affects the interest rate spread or other income anticipated from the Company's operations and assets.

GENERAL

SHS Bancorp, Inc. (the "Company") is a unitary savings and loan holding company incorporated under the laws of the Commonwealth of Pennsylvania for the purpose of serving as the holding company of Spring Hill Savings Bank, F.S.B. (the "Savings Bank"). The Savings Bank converted from mutual to stock form (the "Conversion") on September 30, 1997, and became a wholly-owned subsidiary of the Company. In connection with the Conversion, the Company completed the sale of 819,950 common shares at $10 per share and received proceeds of $7,059,047, which is net of conversion costs of $484,493 and $655,960 loaned to the Savings Bank's Employee Stock Ownership Plan ("ESOP") for the purchase of shares in the Conversion. The Company's principal business has been limited to the business of the Savings Bank. To aid in the comparative analysis, the Company's operations are measured against those of the Savings Bank for periods preceding the Company's formation.

Operating Strategy

The Savings Bank's principal business consists of attracting deposits from the general public in the areas surrounding its branch offices and using those funds, together with funds generated from operations and borrowings, to originate residential mortgage loans secured by owner occupied and non-owner occupied one- to-four family properties within the Savings Bank's primary market area. To a lesser extent, the Savings Bank also originates loans secured by multi-unit buildings, single-family builder construction, and commercial real estate properties, as well as secured and unsecured consumer installment loans. During 1998, the Savings Bank increased the level of construction/permanent financing to borrowers for new construction of single-family properties. These construction loans, referred to as "owner-builder" loans, are based on a plan and materials package provided by a nationally recognized company and are highly structured in which the owner functions as the general contractor with loan disbursements scheduled upon regular inspections. These loans convert into permanent mortgages of a fixed term after the completion of construction. The total of these owner-builder commitments originated in 1998 was $4,777,000 of which $2,591,000 had been disbursed as of December 31, 1998. As of December 31, 1998, one loan with a total commitment balance of $115,000 had been completed and converted to a permanent mortgage. To complement its loan portfolio and to assist in asset/ liability management, the Savings Bank maintains a portfolio of investment and mortgage-backed securities.

The Savings Bank has been, and intends to continue to be, a community oriented financial institution. The Savings Bank's goals include: (1) serving the borrowing and savings needs of the Savings Bank's communities, (2) maintaining strong asset quality, (3) controlling the exposure of earnings to fluctuations in interest rates, and (4) maintaining a stable and adequate stream of earnings.

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

COMPARISON OF FINANCIAL CONDITION

Total assets increased by $1,162,000, or 1.3%, to $89,414,000 at December 31, 1998 from $88,252,000 at December 31, 1997. Cash and cash equivalents, investment securities and mortgage-backed securities increased an aggregate $1,597,000, or 5.8%, to $29,289,000 at December 31, 1998 from $27,692,000 at
December 31, 1997. During the year, loans receivable decreased $618,000, or 1.1%, to $57,307,000 from $57,925,000. Interest rates have remained at lower levels since declining in the fourth quarter of 1997. This lower rate environment has resulted in higher levels of loan refinancings and early repayments. The modest decline in loan balances is the result of principal repayments and prepayments exceeding the level of new loan disbursements during the year. During 1998, the Savings Bank provided an increased level of construction/permanent financing to borrowers for new construction of single-family properties. Referred to as "owner-builder", these loans convert to permanent financing after completion of the construction project. The total of these owner-builder commitments originated in 1998 was $4,777,000 of which $2,591,000 had been disbursed as of December 31, 1998.

Total liabilities increased $1,576,000, or 2.1%, during the year from $76,237,000 to $77,813,000. Deposits increased $3,153,000, or 4.9%, to
$67,666,000 at December 31, 1998 from $64,513,000 at December 31, 1997.  On
March 16, 1998, the Savings Bank opened a branch office in Pittsburgh's Brighton Heights community. Deposits at this new location totaled $2,341,000 at December 31, 1998. The increase in deposits was partially offset by a reduction in borrowed funds which occurred in the form of a slight decline to Federal Home Loan Bank ("FHLB") borrowings and repayment of the remaining principal balance on the Collateralized Mortgage Obligation ("CMO"). Collectively, these borrowings declined $1,514,000 during the year, or 14.8%, to $8,743,000.

Total stockholders' equity declined $415,000, or 3.4%, from $12,015,000 at December 31, 1997 to $11,600,000 at December 31, 1998. Stockholders' equity decreased primarily from the Company's repurchase of its outstanding common shares to establish the Management Recognition and Development Plan ("MRDP") and to establish Treasury stock in accordance with a stock repurchase plan that received regulatory approval on November 24, 1998. The decline in stockholders' equity related to the stock repurchase and creation of the MRDP was partially offset by the increase in retained earnings.

The repurchase plan was initiated so that the establishment of the MRDP would not be dilutive through the issuance of additional shares. The repurchase plan allows for the acquisition through open market purchases and unsolicited transactions of up to 14% of the outstanding common, or 114,793 shares. During December 1998, the Company repurchased 32,798 shares of it's common stock at an average price of $12.875 to fund the MRDP. Additionally, during this period the Company repurchased 45,152 shares of its common stock, at an average cost of $12.8955 per share, to be maintained in treasury.

Retained earnings increased $378,000, or 7.6%, from $4,960,000 at December 31, 1997 to $5,338,000 at December 31, 1997. This increase results from 1998 net income of $476,000, less dividends paid during the year of $98,000. Dividends were paid on outstanding shares, excluding the unreleased ESOP shares.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 1998 AND
1997

Net Income. The Company had net income of $476,000 for the year ended December 31, 1998, compared to net income of $71,000 in 1997. The increase in net income for 1998 was the result of an extraordinary charge of $563,000 (net of related income tax benefit of $400,000) that was recorded in the three month period ended March 31, 1997. The extraordinary loss was recorded upon the purchase and extinguishment of a significant portion of the Savings Bank's CMO debt issuance. After tax income before the extraordinary charge was $476,000 for December 31, 1998, compared to $633,000 at December 31, 1997.
This decline of $157,000 was the result of a non-recurring charge of $119,000 that was taken in 1998 to close the defined benefit plan ("Pension Plan") and an increase to noninterest expense, that was only partially offset by an increase in net interest income.

Net Interest Income. Net interest income increased $339,000, or 13.2%, from $2,567,000 for the twelve months ended December 31, 1997 to $2,906,000 for 1998. The improved net interest income was primarily the result of the higher average level of interest earning assets to interest bearing liability balances. For the twelve months ended December 31, 1998, the ratio of average interest earning assets to average interest bearing liabilities was 113.2% as compared to 105.9% in 1997. The twelve month average balance of interest earning assets less interest bearing liabilities increased $5,311,000 to $9,905,000 in 1998. This increase resulted from the higher level of capitalization in 1998 which is primarily due to the proceeds received from the stock offering on September 30, 1997. The interest rate spread, or the difference between the weighted average yields on interest earning assets and interest bearing liabilities, remained unchanged. Both the twelve months ended December 31, 1998 and 1997 yielded an interest spread of 2.83% as lower average asset yields were offset with lower average liability costs.

Interest Income. Total interest income increased $57,000, or 0.9%, in 1998 as compared to 1997. This modest increase in interest income was primarily the result of an increase in the average level of interest earning assets which were $2,807,000 higher in 1998 as compared to 1997. Although the average level of interest earning assets increased during 1998, asset yields declined 20 basis points (.20%) from 8.03% for the year ended 1997 to 7.83% in 1998 due to the lower market interest rates. Interest income on loans receivable and dividends from FHLB stock were essentially unchanged for the two years. Interest income on mortgage backed securities declined $199,000 in 1998 as compared to the year 1997. This decline was partially offset by an increase to interest income on investment securities of $148,000 in the year 1998 as compared to 1997. Interest on deposits with other banks increased $120,000 in 1998 as compared to 1997.

Interest Expense. Total interest expense declined $282,000, or 7.0%, in 1998 to $3,754,000 as compared to $4,036,000 in 1997. Interest expense declined $150,000 due to the lower average cost on interest bearing liabilities. This lower cost of funds resulted from the reduction of the CMO debt relative to deposits and FHLB advance borrowings. Interest expense on the CMO decreased $269,000 between the two years. This shift in the composition of liabilities resulted in a reduction in interest cost. The yield cost on average interest bearing liabilities was 5.00% during 1998 compared to 5.20% for 1997 a decline of 20 basis points matching the decline in the yield on assets. Additionally, interest expense declined $130,000 between the two years due to the $2,505,000 decline in the average balance of interest bearing liabilities in 1998 as compared to 1997.

Provision for Loan Losses. Provision for loan losses totaled $20,000 in 1998 as compared to $70,000 in 1997. This was due to the improved level of recoveries versus loan charge-offs between the two years. During 1998, net charge-offs to the allowance for loan losses totaled $19,000. In 1997, net loan charge-offs totaled $44,000 while additional provisions for loan losses were established due to the growth in the loan portfolio.

Non-interest Income. Non-interest income decreased $17,000 to $175,000 in 1998 compared to $192,000 in 1997. The decrease was the result of a one-time gain of $123,000 that was realized in 1997 on the early redemption of a CMO residual investment. This was partially offset by the increase in other income in the first quarter of 1998, which resulted primarily from a one-time gain of $66,000 that was realized on property acquired during the period. There was a gain because the value of the property exceeded the acquisition cost. The Savings Bank acquired the property and opened a new branch location on March 16, 1998. Additionally, other income increased as a result of fees related to construction inspections for the owner-builder loans.

Non-interest Expense. Total non-interest expense increased by $609,000 to $2,262,000 in 1998 compared to $1,653,000 in 1997. The significant increase in non-interest expense resulted from the implementation of new benefit programs, a non-recurring charge to close the Savings Bank's pension plan, expenses related to the first year of operating as a public company, and expenses related to the opening of a new branch.

Compensation and employee benefits rose $254,000 in 1998 compared to 1997.
The increase in compensation expense is partly due to ESOP expense of $97,000 in 1998, as compared to $27,000 in 1997. This increase reflects a full year's expense compared to three months in 1997. Additionally, compensation expense of $82,000 was recognized during the fourth quarter of 1998 for the allocation of shares in connection with the MRDP, adopted October 1, 1998. The plan consists of 32,798 shares of the Company's common stock that were granted to the plan participants subject to vesting. One-quarter of the shares will be released every January 1, beginning in 1999 and continuing through 2002. The $82,000 expense represents the accrual for the release of 8,200 shares on January 1, 1999 at a par value of $10 per share. This $82,000 expense will again be recognized in the three succeeding calendar years. Compensation expense also increased in 1998, as compared to 1997, due to an increase in staffing for the additional branch opened in March 1998, as well as annual employee salary increases.

During 1998, the Savings Bank received the required approvals and had an actuarial analysis performed to establish final distributions from the Pension Plan. In closing the Pension Plan, the Savings Bank incurred a one-time charge of $119,000. The plan was closed to reduce the future benefit expenses related to the pension in order to offset a portion of future ESOP expense.

Occupancy and equipment expenses increased $42,000 to $250,000 in 1998. This increase results from expenses related to renovations to the Beechview office, the relocation of the North Shore offices and expenses related to opening the new branch office. Professional fees increased $39,000 to $114,000 in 1998 as compared to $75,000 in 1997. The increase results in part from fourth quarter expenses of $12,000 associated with the termination of the Savings Bank's financing subsidiary. The remaining increase results primarily from various expenses related to completing and submitting the required filings as a public company. Data processing expenses increased $24,000 to $214,000 in 1998 as compared to $190,000 in 1997 as a result of higher processing costs, increased check and deposit activity and increased transaction processing costs related to the addition of two ATM's. Other operating expenses increased $131,000, comprised in part of increased marketing expenses, higher printing costs for promotional materials and shareholder publications, other expenses related to being a public company including stock transfer services and year 2000 related expenses.

Income Taxes. Income tax expense decreased $79,000 to $324,000 in 1998 as a result of the decrease in pre-tax income.

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

                                  AVERAGE BALANCES, INTEREST RATES AND YIELDS

                                                             Year Ended December 31,
                                   As of     ---------------------------------------------------------
                                   December              1998                         1997
                                   31, 1998  ---------------------------  ----------------------------
                                   Weighted           Interest   Average           Interest   Average
                                   Yield     Average     and     Yield/   Average     and     Yield/
                                   /Rate     Balance  Dividends   Cost    Balance  Dividends  Cost
                                    ----     -------   --------   ----    -------  --------   ----
                                     (%)                    (Dollars in Thousands)
Interest-earning assets:
  Loans receivable (1)              8.29     $56,851   $4,816     8.47%   $56,355  $4,828     8.57%
  Investment securities (2)         6.61       5,407      354     6.55      2,937     206     7.01
  Mortgage-backed securities        6.83      16,566    1,139     6.88     18,992   1,338     7.05
  Other interest-earning assets     4.92       6,226      351     5.64      3,959     231     5.83
                                    ----     -------   ------     ----    -------  ------     ----
     Total interest-earning assets  7.69      85,050    6,660     7.83     82,243   6,603     8.03
                                                       ------                      ------
Non-interest-earning assets                    2,902                        2,418
                                             -------                      -------
     Total assets                            $87,952                      $84,661
Interest-bearing liabilities:               =======                      =======
  NOW and money market accounts     2.68      10,036      289     2.88      9,950     286     2.87
  Savings accounts                  3.17      12,382      382     3.09     13,136     409     3.11
  Time certificates of deposits     5.53      43,939    2,489     5.66     43,415   2,467     5.68
  Collateralized mortgage
   obligation                          -         598       73    12.21      2,921     342    11.71
  Borrowed funds                    6.14       8,189      521     6.36      8,227     532     6.47
     Total interest-bearing         ----     -------   ------     ----    -------  ------     ----
      liabilities                   4.73      75,144    3,754     5.00     77,649   4,036     5.20
                                             -------   ------             -------  ------
Non-interest-bearing liabilities                 492                          530
                                             -------                      -------
     Total liabilities                        75,636                       78,179
                                             -------                      -------
Total equity                                  12,316                        6,482
                                             -------                      -------
     Total liabilities and
       total equity                          $87,952                      $84,661
                                             =======                      =======
Net interest income                                    $2,906                      $2,567
                                                       ======                      ======
Interest rate spread                2.96                          2.83%                       2.83%
Net interest margin (3)                                           3.42%                       3.12%
Average interest-earning
 assets to average interest-
 bearing liabilities                                            113.18%                     105.92%
--------------------
(1) Average balances include non-accrual loans.
(2) Average balances include investment securities held to maturity, available for sale and short-term investments.
(3) Net interest income divided by average interest-earning assets.

                                                          9

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

                                              Year Ended Dec. 31, 1998
                                             Compared to Dec. 31, 1997
                                            Increase (Decrease) Due to
                                   -------------------------------------------
                                    Volume     Rate     Rate/Volume      Net
                                    ------     ----     -----------      ---
                                                 (In Thousands)
Interest Income:
   Loans receivable                $  43      $  (56)     $  1        $  (12)
   Investment securities             173         (14)      (12)          147
   Mortgage-backed securities       (171)        (32)        3          (200)
   Other interest-earning assets     132          (8)       (2)          122
                                   -----      ------      ----        ------
       Total interest income         177        (110)      (10)           57
                                   -----      ------      ----        ------
Interest Expense:
   NOW and money market accounts       2           1         0             3
   Savings accounts                  (23)         (3)        0           (26)
   Time certificates of deposit       30          (9)        0            21
   Collateralized mortgage
    obligation                      (272)         15       (12)         (269)
   Borrowed funds                     (2)         (9)        0           (11)
                                   -----      ------      ----        ------
       Total interest expense       (265)         (5)      (12)         (282)
                                   -----      ------      ----        ------
Net Change in Interest Income      $ 442      $ (105)     $  2        $  339
                                   =====      ======      ====        ======

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of funds are the Savings Bank's deposits, amortization and prepayment of loans, maturities of, and repayments from investment securities, and funds provided from operations. While scheduled loan repayments are a relatively predictable source of funds, loan prepayments and deposit flows are influenced by general interest rates, economic conditions and competition. In light of these exogenous variables and to provide an adequate source of funding for its operations, the Savings Bank maintains a varying level of funds in overnight deposits, as well as a credit facility through the Federal Home Loan Bank ("FHLB") of Pittsburgh. This available credit arrangement with the FHLB provides for a maximum borrowing capacity of up to $47,776,000 as of December 31, 1998. At December 31, 1998, the Savings Bank had outstanding term borrowings from the FHLB of $8,743,000.

At December 31, 1998, the Savings Bank had $3,841,000 in outstanding mortgage, credit lines and construction loan commitments. Management believes it has adequate sources to meet its funding requirements. Additionally, the Savings Bank is required to maintain long term liquidity in excess of a prescribed minimum regulatory ratio of 4% of net withdrawable accounts. As a matter of practice, the Savings Bank normally maintains liquidity in excess of the regulatory minimums. At December 31, 1998 this ratio was 9.19%.

Management monitors risk-based capital and leverage ratios in order to assess compliance with regulatory guidelines. At December 31, 1998, the Savings Bank had a total risk-based capital of 24.44% and a core capital ratio of 11.13% of tangible assets. The Company's and Savings Bank's GAAP capital ratios were 12.97% and 11.14%, respectively.

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

The following table is provided by the OTS and illustrates the change in NPV at December 31, 1998, based on OTS assumptions, including those mentioned above.

                                                        NPV as % of Portfolio
                       Net Portfolio Value                Value of Assets
Change          ------------------------------------    ----------------------
in Rates        $ Amount     $ Change       % Change    NPV Ratio    Change
--------        --------     --------       --------    ---------    ------
                       (Dollars in Thousands)
  +400          $6,899       $(4,355)        (39)%         8.24%     (432) bp
  +300           8,170        (3,084)        (27)          9.57      (299)
  +200           9,425        (1,829)        (16)         10.83      (173)
  +100          10,488          (767)         (7)         11.86       (70)
No Change       11,255            --          --          12.56        --
  (100)         11,810           556           5          13.03        47
  (200)         12,301         1,046           9          13.42        86
  (300)         12,967         1,712          15          13.97       141
  (400)         13,530         2,275          20          14.41       185

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

The following table is also provided by the OTS. It summarizes, by comparison, the key interest rate sensitivity measures for both December 31, 1998 and December 31, 1997.

                                             Dec. 31, 1998     Dec. 31, 1997
                                             -------------     -------------
   NPV Ratio at No Change in Rates . . .         12.56%            13.33%

RISK MEASURES:  200 BASIS POINT RATE SHOCK:

   Exposure Measure:  Post-Shock NPV
    Ratio. . . . . . . . . . . . . . . .        10.83%             11.69%
   Sensitivity Measure:  Change in NPV
    Ratio. . . . . . . . . . . . . . . .        (173) bp           (164) bp

The Savings Bank's measures of interest rate sensitivity have increased modestly between year end 1997 to year end 1998 with the sensitivity measure, or change in the NPV ratio for a change in rates of 200 basis points, increasing from (164) basis points to (173) basis points. This measured increase in exposure is within prescribed policy limits and is the result of the Savings Bank's increased capacity for greater levels of exposure due to the level of capital and its pre-shock valuation. This increased capacity is reflected in the comparison of the change in NPV for year end 1998 and 1997 with a 200 basis point change in rates. For December 31, 1998, NPV was calculated to change ($1,829,000) which equated to (16)% of the pre-shock NPV of $11,255,000, this compares to 1997 levels of ($1,841,000), or a similar
(16)%, of the pre-shock NPV which was $11,739,000.

DATA PROCESSING ISSUES FOR THE YEAR 2000

Many older computer systems, programs and applications use two digits to identify the year. Such systems, if they are not adapted to appropriately identify years beyond 1999, could fail or produce erroneous results by the year 2000. In order to diminish the exposure to this processing risk, the Savings Bank has adopted a multiphase plan for achieving year 2000 readiness. The following summarizes the plan's five phases and provides a brief description of the progress:

     1. Awareness - Involved Company wide educational initiatives. This phase is completed.
     2. Assessment - Essentially completed in 1997, this involved a review of all internal systems, equipment, external service dependencies and other third party risks with assignment of ratings for each item as to criticality for the Savings Bank's operations.
     3. Remediation - Involving systems upgrading for year 2000 processing compliance and/or readiness. The Savings Bank is currently in this phase. Mission critical systems are largely completed and non-mission critical system and equipment renovations and upgrading is underway.
     4. Testing - The Savings Bank is currently in this phase. Substantially complete for mission critical areas.
     5. Implementation - This involves bringing year 2000 compliant and/or ready systems into operation. The Savings Bank and its significant third party service providers are well in to this phase.

From June 1997 through March 9, 1999 the Savings Bank has incurred year 2000 related expenses of $19,000. Additional expenses related to remediation, testing and contingency planning efforts are not anticipated to exceed $22,000 through 1999, inclusive of allocated employee time. Possible contingent costs in the year 2000 are currently estimated at $14,000. A more complete status of management's efforts follows.

Based upon management's year 2000 planning process, the Savings Bank has various levels of year 2000 processing risk in three general areas: (i) Third party service providers, (ii) the Savings Bank's internal computer systems and equipment, and (iii) borrowers of the Savings Bank who are dependent upon computer systems.

(i) Third party service providers. As with most financial companies, the Savings Bank is highly dependent on a broad mix of external data service providers and interchanges, however, much of the material data processing of the Savings Bank that could be affected by this problem is provided by a national third party service bureau and, to a lesser extent, two additional third party service providers. Although dependent upon the three companies each is a significant nationally recognized leader in their market. Nevertheless, the Savings Bank is highly dependent upon their progress toward achieving a comprehensive processing solution. A significant component of the Savings Bank's plan is to monitor the progress of the remedial actions that have been implemented and are being implemented by these service providers to achieve proper system functioning. In connection with these efforts, the Savings Bank's primary service provider has reported that substantially all of the necessary remediation was completed as of June 30, 1998. Additionally, the testing process for their system was essentially completed by September 30, 1998. The Savings Bank was actively involved in the testing process, including sending representatives to participate in the user acceptance proxy testing. Testing with our primary service provider also included an on-line connectivity test on August 16, 1998 which involved both the Savings Bank and our service bureau rolling our system dates to March 31, 2000 and conducting sample transaction postings to back-up customer files. The resulting activity reports, transaction postings and interest calculations have been reviewed and revealed no exceptions. User institutions from other regions tested on-line with our service provider on alternate dates and tested other dates in 2000 including the leap year date of February 29, 2000. No exceptions have been noted from these tests either.
The other two service providers perform wire services, check processing, securities safekeeping and ATM driving and transaction processing on behalf of the Bank. Both service providers are reporting good remedial progress with significant systems testing completed. An additional important component to the testing process is integration testing, or testing the interface between two of these third party providers. Some key third party integration testing has been completed, but additional interfaces will need to be completed.

(ii) Internal systems and equipment. Internally, the Savings Bank has determined that certain computer hardware and programs must be modified and/or replaced in advance of the year 2000. However, the Savings Bank has no in-house developed programs or customized software and much of what is to be replaced is part of ongoing technological upgrades that are in the normal course of business. As of February 15, 1999, the Savings Bank completed remedial upgrades to mission critical branch platform equipment and conducted tests that verified year 2000 readiness. Renovations and upgrades will continue on non-mission critical systems through June 30, 1999.

(iii) Borrowers with computer system dependency. A review of the Savings Bank's borrowers has been performed. Since the loan portfolio is significantly comprised of loans collateralized with residential related property it is not believed by management that the year 2000 problem will, on an aggregate basis, impact the Savings Bank's capacity to recover repayment of the debt. Additional customer contact is anticipated to further minimize any risk in this area.

Due to the Savings Bank's third party service provider dependencies and the significant amount of external data interfaces within the financial industry, including various customer payroll direct deposit originating sources, there is the possibility for some service disruptions related to the year 2000. Contingency plans are being developed to address the potential problems that may arise. Should year 2000 related failures prove numerous or sustained for indefinite periods there would be a profound impact on the Savings Bank's operations as well as the likelihood of curtailed banking services. Should the Savings Bank's service bureau and certain other third parties be unable to fulfill their contractual obligations to the Savings Bank, and depending on the timing of these failures, the Savings Bank could encounter serious difficulties locating and obtaining the services of alternative vendors.

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

                                                 Dec. 31,      Dec. 31,
                                                  1998           1997
                                                --------      --------
                                                (dollars in thousands)
Loans on nonaccrual basis                       $  1,471      $    933
Loans past due 90 days or more                        --             7
                                                --------      --------
     Total nonperforming loans                     1,471           940
                                                --------      --------
Real estate owned                                     41            13
Repossessed assets                                    11            12
                                                --------      --------
Total nonperforming assets                      $  1,523      $    965
                                                ========      ========
Nonperforming loans as a percent of net loans       2.57%         1.62%
                                                --------      --------
Nonperforming assets as a percent of
 total assets                                       1.70%         1.09%
                                                --------      --------
Restructured loans                              $     39            99
                                                --------      --------
Potential problem loans                         $     --      $    278
                                                --------      --------

During 1998, loans decreased $618,000 while nonperforming loans increased $531,000 and the allowance for loan losses was essentially unchanged. Consequently, the percentage of allowance for loan losses to total loans outstanding remained unchanged at .76%.

Although nonperforming loan balances increased in 1998, a significant portion of the balances have been in long term workouts. Resolution on certain of these loans is anticipated within the ensuing quarters. Additionally, management regularly reviews these nonperforming loans as well as the collateral property. These reviews continue to be part of the regular assessment of the adequacy of the allowance for loan losses. Potential problem loans consisted of two loans to one borrower. These loans had been outstanding since April 1986 and April 1987. The ongoing effort to reduce the level of underperforming loans translated into resolution of these loans. During the fourth quarter of 1998, a workout plan was completed whereby one of the loans with an outstanding balance of $158,000 was paid-off, inclusive of all delinquent interest and fees, and the other loan brought current.

Provisions for loan losses are charged to operations to bring the total allowance for loan losses to a level considered by management to be adequate to provide for estimated losses based on management's evaluation of individual loans, economic factors, past loan loss experiences, changes in the composition and volume of the portfolio, and other relevant factors. Management believes the level of the allowance for loan losses at December 31, 1998 is sufficient; however, there can be no assurance that the current allowance for loan losses will be adequate to absorb all future losses.

                       REPORT OF INDEPENDENT AUDITORS


Board of Directors and Stockholders
SHS Bancorp, Inc.

     We have audited the accompanying consolidated balance sheet of SHS Bancorp, Inc. and subsidiary as of December 31, 1998 and 1997, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SHS Bancorp, Inc. and subsidiary as of December 31, 1998 and 1997, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ S.R. Snodgrass, A.C.

Wexford, PA
February 26, 1999

                             SHS BANCORP, INC.
                        CONSOLIDATED BALANCE SHEET

                                                          December 31,
                                                     1998             1997
ASSETS                                           -----------     -----------
 Cash and due from banks                         $   892,428     $   685,622
 Interest-bearing deposits in other banks          6,002,437       5,007,919
 Short-term investments                            1,054,217       1,998,742
      Cash and cash equivalents                    7,949,082       7,692,283
                                                 -----------     -----------
 Investment securities available for sale            982,767         852,829
 Investment securities held to maturity
  (market value of $3,210,263
   and $2,473,368)                                 3,165,963       2,422,926
 Mortgage-backed securities available
  for sale                                         1,480,171       2,129,682
 Mortgage-backed securities held to maturity
  (market value of $15,950,798 and
  $14,934,833)                                    15,711,490      14,594,274
 Loans receivable (net of allowance for
  loan losses of $441,080 and $440,982)           57,306,942      57,925,275
 Accrued interest receivable                         527,372         504,589
 Premises and equipment                            1,027,639         918,597
 Federal Home Loan Bank stock                        627,422         607,022
 Other assets                                        634,695         604,112
                                                 -----------     -----------
   TOTAL ASSETS                                  $89,413,543     $88,251,589
                                                 ===========     ===========
LIABILITIES
 Deposits                                        $67,665,946     $64,513,197
 Advances by borrowers for taxes and insurance     1,090,364       1,128,622
 Collateralized mortgage obligation                        -       1,394,821
 Borrowed funds                                    8,743,179       8,862,707
 Accrued interest payable                             96,904         116,833
 Other liabilities                                   216,714         220,476
                                                 -----------     -----------
   TOTAL LIABILITIES                              77,813,107      76,236,656
                                                 -----------     -----------
COMMITMENTS AND CONTINGENCIES (Note 15)                    -               -

STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value; 5,000,000
   shares authorized; none issued                          -               -
  Common stock, $.01 par value; 10,000,000
   shares authorized; 819,950 issued                   8,200           8,200
  Additional paid-in capital                       7,654,255       7,716,938
  Retained earnings - substantially restricted     5,337,645       4,960,280
  Unallocated shares held by Employee Stock
   Ownership Plan (ESOP)                            (573,910)       (639,550)
  Unallocated shares held by Management
   Recognition and Development Plan (MRDP)          (245,980)              -
  Other components of comprehensive income             2,483         (30,935)
  Treasury stock, 45,152 shares at cost             (582,257)              -
                                                 -----------     -----------
   TOTAL STOCKHOLDERS' EQUITY                     11,600,436      12,014,933
                                                 -----------     -----------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $89,413,543     $88,251,589
                                                 ===========     ===========

See accompanying notes to the consolidated financial statements.

                            SHS BANCORP, INC.
                     CONSOLIDATED STATEMENT OF INCOME

                                                    Year Ended December 31,
                                                     1998             1997
                                                 -----------     -----------
INTEREST INCOME
 Loans receivable                                $ 4,816,193     $ 4,827,955
 Interest-bearing deposits in other banks            311,268         191,449
 Investment securities                               353,710         206,443
 Mortgage-backed securities                        1,138,620       1,338,438
 Dividends on Federal Home Loan Bank stock            40,447          38,514
                                                 -----------     -----------
    Total interest income                          6,660,238       6,602,799
                                                 -----------     -----------
INTEREST EXPENSE
 Deposits                                          3,146,844       3,148,440
 Advances by borrowers for taxes and insurance        13,216          12,782
 Collateralized mortgage obligation                   73,141         342,007
 Borrowed funds                                      520,572         532,482
                                                 -----------     -----------
    Total interest expense                         3,753,773       4,035,711
                                                 -----------     -----------
NET INTEREST INCOME                                2,906,465       2,567,088

Provision for loan losses                             19,525          69,734
                                                  -----------     -----------
NET INTEREST INCOME AFTER PROVISION FOR
 LOAN LOSSES                                        2,886,940       2,497,354
                                                  -----------     -----------
NONINTEREST INCOME
 Service charges on deposits                           43,608          35,970
 Investment securities gains, net                           -         123,076
 Other income                                         131,463          32,882
                                                  -----------     -----------
    Total noninterest income                          175,071         191,928
                                                  -----------     -----------
NONINTEREST EXPENSE
 Compensation and employee benefits                 1,093,247         838,771
 Occupancy and equipment                              250,333         208,141
 Pension plan termination                             118,859               -
 Professional fees                                    113,832          75,206
 Data processing                                      213,582         190,103
 Other operating expenses                             472,424         341,125
                                                  -----------     -----------
    Total noninterest expense                       2,262,277       1,653,346
                                                  -----------     -----------
Income before income taxes and extraordinary item     799,734       1,035,936
Income tax expense                                    324,089         402,617
                                                  -----------     -----------
Income before extraordinary item                      475,645         633,319

Extraordinary item:
 Loss on extinguishment of debt, net
  of related income taxes of $400,537                       -         562,525
                                                  -----------     -----------
NET INCOME                                        $   475,645     $    70,794
                                                  ===========     ===========
EARNINGS PER SHARE (since inception
 September 30, 1997)
     Basic                                        $      0.63     $      0.25
     Diluted                                             0.63             N/A

WEIGHTED-AVERAGE SHARES OUTSTANDING
     Basic                                            755,788         755,266
     Diluted                                          758,411             N/A

See accompanying notes to the consolidated financial statements.

                                             SHS BANCORP, INC.
                      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                Retained   Unallo-    Unallo-    Other
                     Addi-      Earnings-  cated      cated      Components
                     tional     Sub-       Shares     Shares     of Compre-                       Compre-
              Common Paid-in    tantially  Held by    Held by    hensive  Treasury                hensive
              Stock  Capital    Restricted ESOP       MRDP       Income   Stock      Total        Income
              ------ ---------- ---------- ---------  ---------  -------- ---------  -----------  -------
-
Balance,
 December
 31, 1996     $    - $        - $4,889,486 $       -  $       -  $(49,469)$       -  $4,840,017
Net income                          70,794                                                70,794  $
70,794
Other comprehensive
 income:
 Unrealized
  gain on
  available
  for sale
  securities,
  net of
  reclassifi-
  cation
  adjustment                                                       18,534                 18,534
18,534
Comprehensive                                                                                     -------
-
 income                                                                                           $
89,328
Issuance of
========
 819,950 shares
 of common stock
 on September 30,
 1997, net of
 conversion
 costs          8,200 7,706,808             (655,960)                                  7,059,048
ESOP shares
 released                10,130               16,410                                      26,540
              ------ ---------- ---------- ---------  ---------  -------- ---------  -----------
Balance,
 December
 31, 1997      8,200  7,716,938  4,960,280  (639,550)         -   (30,935)        -   12,014,933
Net income                         475,645                                               475,645
$475,645
Other comprehensive
 income:
 Unrealized loss
  on available for
  sale securities                                                  (9,690)                (9,690)
(9,690)
Settlement of minimum
 pension liability                                                 43,108                 43,108
43,108
                                                                                                  -------
-
Comprehensive income
$509,063
Cash dividends declared
========
  ($.13 per share)                 (98,280)                                              (98,280)
Purchase of treasury
 shares                                                                    (582,257)    (582,257)
Purchase of MRDP
 shares                 (94,294)                       (327,980)                        (422,274)
ESOP shares
 released                31,611               65,640                                      97,251
MRDP shares
 released                                                82,000                           82,000
              ------ ---------- ---------- ---------  ---------  -------- ---------  -----------
Balance,
 December
 31, 1998     $8,200 $7,654,255 $5,337,645 $(573,910) $(245,980) $  2,483 $(582,257) $11,600,436
              ====== ========== ========== =========  =========  ======== =========  ===========

                                                                    1998     1997
Components of comprehensive income:                              -------- ---------
  Change in net unrealized gain (loss) on
    investment securities available for sale                     $(9,690) $  90,410
  Realized gains included in net income, net of tax                    -    (71,876)
  Minimum pension liability adjustment                            43,108          -
                                                                 -------  ---------
Total                                                            $33,418  $  18,534
                                                                 =======  =========

See accompanying notes to the consolidated financial statements.

                                                         18

                            SHS BANCORP, INC.
                  CONSOLIDATED STATEMENT OF CASH FLOWS

                                                   Year Ended December 31,
                                                   1998               1997
OPERATING ACTIVITIES                           -----------       -----------
 Net income                                    $   475,645       $    70,794
 Adjustments to reconcile net income to
  net cash provided by operating activities:
    Provision for losses on loans                   19,525            69,734
    Depreciation and amortization                  339,316           300,065
    Net securities gains                                 -          (123,076)
    Loss on extinguishment of debt                       -           963,062
    Deferred income taxes                          275,459           (52,934)
    Release of unearned ESOP shares                 97,251            26,540
    Increase in accrued interest receivable        (22,783)           (6,087)
    Decrease in accrued interest payable           (19,929)          (44,407)
    Other, net                                    (302,038)         (517,148)
                                               -----------       -----------
      Net cash provided by operating
       activities                                  862,446           686,543
                                               -----------       -----------
INVESTING ACTIVITIES
 Investment securities available for sale:
    Purchases                                     (750,000)       (1,543,882)
    Proceeds from sales                                  -         1,623,601
    Maturities and repayments                      611,245            27,557
 Investment securities held to maturity:
    Purchases                                     (748,750)       (2,749,609)
    Maturities and repayments                        5,474           772,971
 Mortgage-backed securities available for sale:
    Maturities and repayments                      638,353           319,050
 Mortgage-backed securities held to maturity:
    Purchases                                   (7,220,310)       (2,329,683)
    Maturities and repayments                    6,049,520         4,822,741
 Net decrease (increase) in loans receivable       557,412        (3,205,976)
 Purchase of Federal Home Loan Bank stock          (20,400)          (12,300)
 Purchase of premises and equipment, net          (188,786)         (210,963)
 Other, net                                          5,566                 -
                                               -----------       -----------
      Net cash used for investing activities   $(1,060,676)      $(2,486,493)
                                               -----------       -----------

See accompanying notes to the consolidated financial statements.

                              SHS BANCORP, INC.
            CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)

                                                   Year Ended December 31,
                                                   1998               1997
FINANCING ACTIVITIES                           -----------       -----------
 Net increase in deposits                      $ 3,152,749       $   219,078
 Increase (decrease) in advances by
  borrowers for taxes and insurance                (38,258)           66,416
 Collateralized mortgage obligation payments    (1,437,123)       (1,586,536)
 Extinguishment of debt                                  -        (4,929,000)
 Proceeds from borrowed funds                    1,500,000         5,158,421
 Repayment of borrowed funds                    (1,619,528)          (67,750)
 Purchase of treasury stock                       (582,257)                -
 Common stock acquired by MRDP                    (422,274)
 Dividends paid                                    (98,280)                -
 Proceeds from the issuance of common stock              -         7,059,048
      Net cash provided by financing           -----------       -----------
       activities                                  455,029         5,919,677
                                               -----------       -----------
      Increase in cash and cash equivalents        256,799         4,119,727

CASH AND CASH EQUIVALENTS AT BEGINNING
 OF YEAR                                         7,692,283         3,572,556
                                               -----------       -----------
CASH AND CASH EQUIVALENTS AT END OF YEAR       $ 7,949,082       $ 7,692,283
                                               ===========       ===========
SUPPLEMENTAL CASH FLOW DISCLOSURE
 Cash paid during the year for:
  Interest on deposits and borrowing           $ 3,773,702       $ 4,080,118
  Income taxes                                     438,877           464,710

See accompanying notes to the consolidated financial statements.

                            SHS BANCORP, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of significant accounting and reporting policies applied in the presentation of the accompanying consolidated financial statements follows:

Nature of Operations and Basis of Presentation
----------------------------------------------

On September 30, 1997, SHS Bancorp, Inc. (the "Company") was formed as part of a corporate reorganization completed in connection with the mutual-to-stock conversion of Spring Hill Savings Bank (the "Bank") (see Note 19). As a result of this transaction, the Bank became a wholly-owned subsidiary of the Company. The Company and its subsidiary derive substantially all their income from banking and bank-related services which include interest earnings on residential real estate, commercial real estate, and consumer loan financing as well as interest earnings on investment securities and charges for deposit services to its customers. The Bank is a federally-chartered stock savings bank located in Pittsburgh, Pennsylvania. The Company and the Bank are subject to regulation and supervision by the Office of Thrift Supervision. During 1998, Spring Hill Funding Corporation ("SHFC"), a wholly-owned subsidiary of the Bank which had been formed to issue bonds collateralized by Federal National Mortgage Association mortgage-backed securities, was liquidated as a result of satisfaction of its collateralized mortgage obligation.

The accounting policies followed by the Company, the Bank, and SHFC, and the methods of applying these principles, conform with generally accepted accounting principles and with general practice within the banking industry. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the consolidated balance sheet date and revenues and expenses for the period. Actual results could differ significantly from those estimates.

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

Investment Securities and Mortgage-backed Securities
----------------------------------------------------

Investment and mortgage-backed securities are classified at the time of purchase, based on management's intentions and abilities, as securities held to maturity or securities available for sale. Debt securities, including mortgage-backed securities, acquired with the intent and ability to hold to maturity are classified as held to maturity and are stated at cost and adjusted for amortization of premium and accretion of discount which are computed using a level yield method and recognized as adjustments of interest income. Certain other debt and equity securities have been classified as available for sale to serve principally as a source of liquidity. Unrealized holding gains and losses on available for sale securities are reported as a separate component of stockholders' equity, net of tax, until realized. Realized securities gains and losses are computed using the specific identification method. Interest and dividends on investment securities are recognized as income when earned.

----------------------------------------------------------

Common stock of the Federal Home Loan Bank (the "FHLB") represents ownership in an institution which is wholly-owned by other financial institutions. This equity security is accounted for at cost and reported separately on the accompanying consolidated balance sheet.

Loans Receivable
----------------

Loans receivable are stated at their unpaid principal amounts net of the allowance for loan losses. Interest on loans is credited to income as earned on the accrual basis. Interest accrued on loans more than 90 days delinquent is generally offset by a reserve for uncollected interest and is not recognized as income. Interest payments received on nonaccrual loans are recorded as income or applied against principal according to management's judgment as to the collectibility of such principal.

Loan Origination Fees
---------------------

Loan origination and commitment fees and certain direct loan origination costs are being deferred and the net amount amortized as an adjustment of the related loan's yield. The Company is amortizing these amounts over the contractual life of the related loans.

Allowance for Loan Losses
-------------------------

The allowance for loan losses represents the amount which management estimates is adequate to provide for potential losses in its loan portfolio. The allowance method is used in providing for loan losses. Accordingly, all loan losses are charged to the allowance, and all recoveries are credited to it. The allowance for loan losses is established through a provision for loan losses charged to operations. The provision for loan losses is based on management's periodic evaluation of individual loans, economic factors, past loan loss experience, changes in the composition and volume of the portfolio, and other relevant factors. The estimates used in determining the adequacy of the allowance for loan losses, including the amounts and timing of future cash flows expected on impaired loans, are particularly susceptible to changes in the near term.

Impaired loans are commercial real estate loans for which it is probable the Company will not be able to collect all amounts due according to the contractual terms of the loan agreement. The Company individually evaluates such loans for impairment and does not aggregate loans by major risk classifications. The definition of "impaired loans" is not the same as the definition of "nonaccrual loans," although the two categories overlap. The Company may choose to place a loan on nonaccrual status due to payment delinquency or uncertain collectibility, while not classifying the loan as impaired if the loan is not a commercial real estate loan. Factors considered by management in determining impairment include payment status and collateral value. The amount of impairment for these types of impaired loans is determined by the difference between the present value of the expected cash flows related to the loan using the original interest rate, and its recorded value, or as a practical expedient in the case of collateralized loans, the difference between the fair value of the collateral and the recorded amount of the loans. When foreclosure is probable, impairment is measured based on the fair value of the collateral.

Mortgage loans on one-to-four family properties and all consumer loans are large groups of smaller-balance homogeneous loans and are measured for impairment collectively. Loans that experience insignificant payment delays, which are defined as 90 days or less, generally are not classified as impaired. Management determines the significance of payment delays on a case-by-case basis taking into consideration all circumstances surrounding the loan and the borrower including the length of the delay, the borrower's prior payment record, and the amount of shortfall in relation to the principal and interest owed.

Premises and Equipment
----------------------

Premises and equipment are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the useful lives of the related assets of three to thirty-five years. Expenditures for maintenance and repairs are charged to operations as incurred. Costs of major additions and improvements are capitalized.

Debt Discount and Issue Costs
-----------------------------

Discounts and issue costs related to the issuance of the CMO are amortized to interest expense on the interest method.

Real Estate Owned
-----------------

Real estate owned acquired in settlement of foreclosed loans is carried at the lower of cost or fair value minus estimated cost to sell. Valuation allowances for estimated losses are provided when the carrying value exceeds the fair value. Direct costs incurred on such properties are recorded as expenses of current operations.

Stock Options
-------------

The Company maintains a stock option plan for the directors, officers, and employees. The stock options typically have expiration terms of ten years subject to certain extensions and early terminations. The per share exercise price of a stock option shall be, at a minimum, equal to the fair value of a share of common stock on the date the option is granted. Because the exercise price of the Company's stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized in the Company's financial statements. Pro forma net income and earnings per share are presented to reflect the impact of the stock option plan assuming compensation expense had been affected based on the fair value of the stock options granted under this plan.

Federal Income Taxes
--------------------

Deferred tax assets or liabilities are computed based on the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rates. Deferred income tax expenses or benefits are based on the changes in the deferred tax asset or liability from period to period.

Comprehensive Income
--------------------

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." In adopting Statement No. 130, the Company is required to present comprehensive income and its components in a full set of general purpose financial statements for all periods presented. The Company has elected to report the effects of Statement No. 130 as part of the consolidated statement of changes in stockholders' equity.

Earnings Per Share
------------------

The Company provides dual presentation of Basic and Diluted earnings per share. Basic earnings per share utilizes net income as reported as the numerator and the actual average shares outstanding as the denominator. Diluted earnings per share include any dilutive effects of options, warrants, and convertible securities.

------------------

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

Pending Accounting Pronouncements
---------------------------------

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement provides accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring the recognition of those items as assets or liabilities in the consolidated balance sheet recorded at fair value. Statement No. 133 precludes a held to maturity security from being designated as a hedged item; however, at the date of initial application of this Statement, an entity is permitted to transfer any held to maturity security into the available for sale or trading categories. The unrealized holding gain or loss on such transferred securities shall be reported consistent with the requirements of Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Such transfers do not raise an issue regarding an entity's intent to hold other debt securities to maturity in the future. This Statement applies prospectively for all fiscal quarters of all years beginning after June 15, 1999. Earlier adoption is permitted for any fiscal quarter that begins after the issue date of this Statement.

In March 1998, the Accounting Standards Executive Committee issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This SOP, which is effective for fiscal years beginning after December 15, 1998, provides guidance on accounting for the costs of computer software developed or obtained for internal use and provides guidance for determining whether computer software is for internal use. The Company will adopt SOP 98-1 in the first quarter of 1999 and does not believe the effect of adoption will be material.

Reclassification of Comparative Amounts
---------------------------------------

Certain comparative account balances for 1997 have been reclassified to conform to the 1998 classifications. Such reclassifications did not effect stockholders' equity or net income.

2.    EARNINGS PER SHARE

The following table sets forth the computation of Basic and Diluted earnings per share. There were no convertible securities which would affect the numerator in calculating Basic and Diluted earnings per share; therefore, net income as presented on the Consolidated Statement of Income will be used as the numerator. The following table sets forth a reconciliation of the denominator of the Basic and Diluted earnings per share computation:

                                              1998            1997
                                              ----            ----
Denominator:
 Denominator for Basic earnings per
  share - weighted-average shares            755,788         755,266
 Employee stock options                        2,623             -
                                             -------         -------
 Denominator for Diluted earnings per
  share - adjusted weighted-average
  assumed conversions                        758,411         755,266
                                             =======         =======

3.   INTEREST-BEARING DEPOSITS IN OTHER BANKS

Interest-bearing deposits in other banks is comprised of the following:

                                              1998            1997
                                              ----            ----
Overnight deposits                        $5,977,437      $4,982,919
Federal funds sold                            25,000          25,000
                                          ----------      ----------
   Total                                  $6,002,437      $5,007,919
                                          ==========      ==========

4.   INVESTMENT SECURITIES
                                                    1998
                              -----------------------------------------------
                                             Gross       Gross      Estimated
                                Amortized  Unrealized  Unrealized   Market
                                  Cost       Gains       Losses     Value
                              ----------   -------     --------   ----------
Available for Sale
U.S. Government agency
 securities                   $  750,000   $ 3,411     $    -     $  753,411
Small Business
 Administration
 guaranteed loan pool            188,055     6,238          -        194,293
                              ----------   -------     --------   ----------
    Total debt securities        938,055     9,649          -        947,704
Equity securities                 47,788       -        (12,725)      35,063
                              ----------   -------     --------   ----------
    Total                     $  985,843   $ 9,649     $(12,725)  $  982,767
                              ==========   =======     ========   ==========
Held to Maturity
U.S. Government agency
 securities                   $2,917,136   $44,300     $    -     $2,961,436
Corporate securities             248,827       -            -        248,827
                              ----------   -------     --------   ----------
   Total                      $3,165,963   $44,300     $    -     $3,210,263
                              ==========   =======     ========   ==========

                                                    1997
                              -----------------------------------------------
                                             Gross       Gross      Estimated
                                Amortized  Unrealized  Unrealized   Market
                                  Cost       Gains       Losses     Value
                              ----------   -------     --------   ----------
U.S. Government agency
 securities                   $  500,000   $   -       $ (1,404)  $  498,596
Small Business
 Administration
 guaranteed loan pool            299,352     8,681          -        308,033
                              ----------   -------     --------   ----------
    Total debt securities        799,352     8,681       (1,404)     806,629
Equity securities                 47,788       -         (1,588)      46,200
                              ----------   -------     --------   ----------
    Total                     $  847,140   $ 8,681     $ (2,992)  $  852,829
                              ==========   =======     ========   ==========

Held to Maturity
U.S. Government agency
 securities                   $2,422,926   $50,442     $    -     $2,473,368
                              ==========   =======     ========   ==========

The amortized cost and estimated market value of investment securities at December 31, 1998, by contractual maturity, are shown below.

                                Available for Sale        Held to Maturity
                              ----------------------   ----------------------
                                           Estimated                Estimated
                                Amortized   Market     Amortized    Market
                                  Cost      Value        Cost       Value
                              ----------   -------     --------   ----------
Due after one year through
 five years                   $750,000     $753,412   $1,498,827  $1,513,905
Due after five years
 through ten years                -            -       1,500,000   1,521,945
Due after ten years            188,055      194,292      167,136     174,413
                              --------     --------   ----------  ----------
   Total                      $938,055     $947,704   $3,165,963  $3,210,263
                              ========     ========   ==========  ===========

During 1997, the Company had proceeds from sales of investment securities available for sale of $1,623,601, and gross gains and gross losses of $127,598 and $4,522, respectively. There were no sales of investment securities during 1998.

A gain of $121,063 was realized in 1997 from the early redemption of the last remaining CMO residual owned by the Company as an investment. This gain resulted from the exercise of the early call provisions of the Trust Indenture and the collateral value exceeding the debt obligations secured by the collateral. The Company received its proportionate interest in the premium realized from the sale of the collateral that had been held by the Trustee to secure the CMO bonds.

5.   MORTGAGE-BACKED SECURITIES

                                                   1998
                              -----------------------------------------------
                                             Gross       Gross      Estimated
                                Amortized  Unrealized  Unrealized   Market
                                  Cost       Gains       Losses     Value
                              ----------   -------     --------   ----------
Available for Sale
Government National
 Mortgage Association       $   292,425  $     -      $ (1,253)  $   291,172
Federal Home Loan
 Mortgage Corporation           370,974       217       (2,857)      368,334
Federal National Mortgage
 Association                    453,231        -        (1,991)      451,240
Collateralized mortgage
 obligations                    356,212    13,213          -         369,425
                            -----------  --------     --------   -----------
   Total                    $ 1,472,842  $ 13,430     $ (6,101)  $ 1,480,171
                            ===========  ========     ========   ===========
Held to Maturity
Government National
 Mortgage Association       $ 1,122,602  $  7,166     $   (934)  $ 1,128,834
Federal Home Loan
 Mortgage Corporation         1,394,707    18,885          -       1,413,592
Federal National Mortgage
 Association                  6,718,781   214,926          -       6,933,707
Collateralized mortgage
 obligations                  6,475,400    16,703      (17,438)    6,474,665
                            -----------  --------     --------   -----------
   Total                    $15,711,490  $257,680     $(18,372)  $15,950,798
                            ===========  ========     ========   ===========

                                                   1997
                              -----------------------------------------------
                                             Gross       Gross      Estimated
                                Amortized  Unrealized  Unrealized   Market
                                  Cost       Gains       Losses     Value
                              ----------   -------     --------   ----------
Available for Sale
Government National         $   373,127  $    2,833  $      -     $   375,960
 Mortgage Association
Federal Home Loan               674,169       4,457      (1,616)      677,010
 Mortgage Corporation
Federal National Mortgage       560,029        -         (4,874)      555,155
 Association
Collateralized mortgage
 obligations                    507,204      14,353         -         521,557
                            -----------  ----------  ----------   -----------
  Total                     $ 2,114,529  $   21,643  $   (6,490)  $ 2,129,682
                            ===========  ==========  ==========   ===========
Held to Maturity
Government National         $ 1,394,585  $   17,557  $      -     $ 1,412,142
 Mortgage Association
Federal Home Loan             1,129,975      37,184        (935)    1,166,224
 Mortgage Corporation
Federal National Mortgage     7,866,641     255,886         -       8,122,527
 Association
Collateralized mortgage
 obligations                  4,203,073      33,054      (2,187)    4,233,940
                            -----------  ----------  ----------   -----------
  Total                     $14,594,274  $  343,681  $   (3,122)  $14,934,833
                            ===========  ==========  ==========   ===========

At December 31, 1998 and 1997, substantially all the CMOs consisted of federal agency CMOs.

The amortized cost and estimated market value of mortgage-backed securities at December 31, 1998, by contractual maturity, are shown below. Mortgage-backed securities provide for periodic payments of principal and interest. Due to expected repayment terms being significantly less than the underlying mortgage loan pool contractual maturities, the estimated lives of these securities could be significantly shorter.

                                    Available for Sale     Held to Maturity
                              -----------------------------------------------
                                          Estimated               Estimated
                              Amortized   Market     Amortized    Market
                                Cost      Value        Cost       Value
                            -----------  ----------  -----------  -----------
Due within one year         $      -     $      -    $   280,024  $   279,146
Due after one year through
 five years                        -            -      1,558,738    1,585,872
Due after five years through
 ten years                      356,212     369,425    3,773,008    3,808,020
Due after ten years           1,116,630   1,110,746   10,099,720   10,277,760
                            -----------  ----------  -----------  -----------
  Total                     $ 1,472,842  $1,480,171  $15,711,490  $15,950,798
                            ===========  ==========  ==========   ===========

Mortgage-backed securities of U.S. Government agencies with a carrying value of $507,259 and $641,960, and estimated market value of $513,301 and $650,759 at December 31, 1998 and 1997, respectively, were pledged to secure public funds.

At December 31, 1997, Federal National Mortgage Association ("FNMA") mortgage-backed securities with a carrying value of $6,122,435 and an estimated market value of $6,311,304, were pledged as collateral for the CMO bonds issued by SHFC.

6.   LOANS RECEIVABLE

Loans receivable consist of the following:
                                                     1998           1997
                                                  -----------    -----------
Mortgage loans:
 1 - 4 family units                               $42,207,335    $44,643,377
 Multi-family units                                 6,300,941      6,128,011
 Construction loans                                 7,045,223      2,606,179
 Commercial real estate                             2,668,545      3,042,789
                                                  -----------    -----------
                                                   58,222,044     56,420,356
                                                  -----------    -----------
Consumer loans:
 Mobile home                                        1,460,485      1,889,930
 Other                                                685,513        816,811
                                                  -----------    -----------
                                                    2,145,998      2,706,741
                                                  -----------    -----------
Less:
 Undisbursed portion of loans                       2,501,763        727,343
 Deferred loan origination costs, net                 118,257         33,497
 Allowance for loan losses                            441,080        440,982
                                                  -----------    -----------
                                                    3,061,100      1,201,822
                                                  -----------    -----------
   Total                                          $57,306,942    $57,925,275
                                                  ===========    ===========

The Company's primary business activity is with customers located within its local trade area. Commercial real estate, residential, and personal loans are granted. The repayment of these loans is dependent upon the local economic conditions in its immediate trade area. The mobile home loan portfolio at December 31, 1998 and 1997, consists primarily of loans granted to individuals outside of the Company's immediate trade area.

Activity in the allowance for loan losses is as follows:

                                                     1998           1997
                                                  -----------    -----------

Balance, January 1                                $   440,982    $   415,426
  Loans charged off                                   (34,367)       (78,090)
  Recoveries                                           14,940         33,912
                                                  -----------    -----------
  Net loans charged off                               (19,427)       (44,178)
  Provision for loan losses                            19,525         69,734
                                                  -----------    -----------
Balance, December 31                              $   441,080    $   440,982
                                                  ===========    ===========

The recorded investment in loans which are considered to be impaired was $671,031 and $625,805 at December 31, 1998 and 1997, respectively, all of which were on a nonaccrual basis. At December 31, 1998 and 1997, $118,816 and $104,629, respectively, of the allowance for loan losses has been allocated for impaired loans.

The average recorded investment in impaired loans at December 31, 1998 and 1997, was $760,778 and $645,334, respectively. For the years ended December 31, 1998 and 1997, interest income totaling $6,536 and $46,817, respectively, was recognized using the cash basis method of income recognition.

The Company also had nonaccrual loans of $800,366 and $326,258 at December 31, 1998 and 1997, respectively, which in management's opinion did not meet the definition of impaired. Interest income on loans would have been increased by $36,151 and $32,369, respectively, if these loans had performed in accordance with their original terms.

7.   ACCRUED INTEREST RECEIVABLE

Accrued interest receivable consists of the following:

                                                     1998           1997
                                                  -----------    -----------

Investment securities                             $    77,178    $    53,380
Mortgage-backed securities                            111,128        109,913
Loans receivable                                      339,066        341,296
                                                  -----------    -----------
     Total                                        $   527,372    $   504,589
                                                  ===========    ===========

8.   PREMISES AND EQUIPMENT

Premises and equipment consists of the following:

                                                     1998           1997
                                                  -----------    -----------
Land and improvements                             $   175,342    $   106,313
Buildings and improvements                            849,743        827,044
Furniture and equipment                               955,962        843,590
Leasehold improvements                                 11,975          3,831
                                                  -----------    -----------
                                                    1,993,022      1,780,778
Less accumulated depreciation                         965,383        862,181
                                                  -----------    -----------
     Total                                        $ 1,027,639    $   918,597
                                                  ===========    ===========

Depreciation expense for 1998 and 1997 was $103,202 and $79,744, respectively.

9.   FEDERAL HOME LOAN BANK STOCK

The Bank is a member of the Federal Home Loan Bank System. As a member, the Bank maintains an investment in the capital stock of the FHLB of Pittsburgh, at cost, in an amount not less than the greater of one percent of its outstanding home loans or five percent of its outstanding notes payable to the FHLB of Pittsburgh as calculated at December 31, of each year.

10.  DEPOSITS

Comparative details of deposits are as follows:

                                      1998                     1997
                              -------------------      --------------------
                                  Amount       %           Amount         %
                              -----------   -----      -----------    -----
Noninterest-bearing           $   737,984     1.1%     $   419,844      0.6%
Interest-bearing
 Savings                       12,534,625    18.5       11,845,105     18.4
 NOW                            3,089,573     4.6        2,494,376      3.9
 Money market                   5,713,639     8.4        6,527,416     10.1
                              -----------   -----      -----------    -----
                               22,075,821    32.6       21,286,741     33.0
                              -----------   -----      -----------    -----
Time certificates of deposit:
 2.00 - 3.99%                         589     -             25,500       -
 4.00 - 5.99%                  35,646,519    52.7       30,876,030     47.9
 6.00 - 7.99%                   9,929,290    14.7       12,307,259     19.1
 8.00 - 9.99%                      13,727     -             17,667       -
                              -----------   -----      -----------    -----
                               45,590,125    67.4       43,226,456     67.0
                              -----------   -----      -----------    -----
    Total                     $67,665,946   100.0%     $64,513,197    100.0%
                              ===========   =====      ===========    =====

The aggregate amount of certificates of deposit with a minimum denomination of $100,000 was $4,380,423 and $4,386,324 at December 31, 1998 and 1997,
respectively.

Maturities on time deposits of $100,000 or more at December 31, 1998 are as follows:

Within three months                                   $   510,296
Three through six months                                  749,855
Six through twelve months                               1,618,822
Over twelve months                                      1,501,450
                                                      -----------
     Total                                            $ 4,380,423
                                                      ===========

Interest expense by deposit category is as follows:

                                                      1998           1997
                                                   -----------    -----------
Savings                                            $   381,875    $   408,292
NOW and money market                                   276,379        273,265
Time certificates of deposit                         2,488,590      2,466,883
                                                   -----------    -----------
   Total                                           $ 3,146,844    $ 3,148,440
                                                   ===========    ===========

11.  COLLATERALIZED MORTGAGE OBLIGATION

The bonds are collateralized by a pledge of the FNMAs and are identified as follows:
                                  1998                        1997
         Original     ---------------------------   ------------------------
           Par             Par          Carrying       Par         Carrying
Class     Value           Value          Value        Value          Value
-----  -----------    ----------     -----------    ----------    ----------
A      $14,420,000    $        -     $         -    $        -    $        -
B       12,847,000             -               -     1,437,123     1,394,821
C        4,800,000             -               -             -             -
       -----------    ----------     -----------    ----------    ----------
       $32,067,000    $        -     $         -    $1,437,123    $1,394,821
       ===========    ==========     ===========    ==========    ==========

The amount of monthly payments on the bonds is based upon the timing of cash receipts from the FNMAs. Interest is paid monthly. All principal payments on the bonds is allocated among the bonds in the order of their respective stated maturities. During 1998, the Company satisfied its CMO bonds and subsequently liquidated SHFC.

On March 7, 1997, the Bank purchased the Class C bonds at a loss of $963,062, as discussed in Note 16.

12.  BORROWED FUNDS

Borrowed funds consist of credit arrangements with the FHLB of Pittsburgh. FHLB borrowings are subject to annual renewal, incur no service charges, and are secured by a blanket security agreement on certain investment and mortgage-backed securities, qualifying residential mortgages, and the Bank's investment in FHLB stock. At December 31, 1998, the Bank's maximum borrowing capacity with the FHLB was $47.8 million.

The following table presents the scheduled repayments of the outstanding advances:

                   Weighted-                         Weighted-
                   interest                          interest
Maturity             Rate            1998              Rate           1997
--------             ----            ----              ----           ----
1998                   -%        $        -            6.84%      $ 1,619,529
1999                6.51            661,056            6.51           661,056
2000                6.19          1,483,369            6.19         1,483,369
2001                5.91          1,752,655            6.33         1,252,654
2002                6.33          1,064,586            6.33         1,064,586
2003                5.91            979,645            6.61           479,645
2004                6.61            512,306            6.61           512,306
2005                6.61            547,194            6.61           547,194
2006                6.34          1,084,456            6.34         1,084,456
2007                6.66            157,912            6.66           157,912
2008                4.86            500,000               -                 -
                                 ----------                        ----------
        Total                    $8,743,179                        $8,862,707
                                 ==========                        ==========

At December 31, 1998, a total of $1,000,000 of advances are subject to conversion to an adjustable rate at the option of the FHLB based on the short-term market index of three month LIBOR. These advances are:




Amount               Maturity Date            Rate          Conversion Date
------               -------------            ----          ---------------
$500,000             March 2002               6.08%         March 1999
 500,000             October 2008             4.86          October 2003

13.  INCOME TAXES

The components of income tax expense are summarized as follows:

                                                 1998            1997
                                            -----------      -----------
Current payable
 Federal                                    $    18,554      $   388,854
 State                                           30,076           66,697
                                            -----------      -----------
                                                 48,630          455,551
Deferred taxes                                  275,459          (52,934)
                                            -----------      -----------
      Total                                 $   324,089      $   402,617
                                            ===========      ===========

On August 20, 1996, the Small Business Job Protections Act (the "Act") was signed into law. The Act eliminated the percentage of taxable income bad debt deduction for thrift institutions for tax years beginning after December 31, 1995. The Act provides that bad debt reserves accumulated prior to 1988 be exempt from recapture. Bad debt reserves accumulated after 1987 are subject to recapture. The Company has not accumulated any additional bad debt reserves since 1987; therefore, the impact of this legislation did not have a material effect on the Company's financial statements.

The following temporary differences gave rise to the net deferred tax assets:

                                                 1998            1997
                                            -----------      -----------

Deferred tax assets:
  Allowance for loan losses                 $   149,967      $   149,934
  Pension adjustment                                  -           30,695
  Investment in SHFC                                  -          142,885
  Gain on liquidation of SHFC                    52,306                -
  Deferred loan origination costs, net           31,495           19,137
  Loss on extinguishment of debt                      -          393,757
  MRDP compensation accrual                      27,880                -
  Other                                             537           11,373
                                            -----------      -----------
    Total gross deferred tax assets             262,185          747,781
                                            -----------      -----------
Deferred tax liabilities:
  Net unrealized gain on securities               1,769            8,669
  Discount on mortgage-backed securities              -          158,328
  SHFC debt issuance costs                            -           43,841
  Other, net                                     28,502           36,470
                                            -----------      -----------
    Total gross deferred tax liabilities         30,271          247,308
                                            -----------      -----------
     Net deferred tax assets                $   231,914      $   500,473
                                            ===========      ===========

No valuation allowance was established at December 31, 1998 and 1997, in view of the Company's ability to carryback taxes paid in previous years, and to a lesser extent, future anticipated taxable income.

The reconciliation of the federal statutory rate and the Company's effective income tax rate is as follows:

                                       1998                    1997
                                -------------------      -----------------
                                           % of                    % of
                                           Pre-tax                 Pre-tax
                                Amount     Income        Amount    Income
                               ---------   ------       ---------  -------

Provision at statutory rate    $ 271,910   34.0%        $ 352,218    34.0%
State tax expense, net of
 federal tax benefit              30,551    3.8            44,020     4.3
Other, net                        21,628    2.7             6,379     0.6
  Actual tax expense           ---------   ----         ---------    ----
   and effective rate          $ 324,089   40.5%        $ 402,617    38.9%
                               =========   ====         =========    ====

14.  EMPLOYEE BENEFITS

Defined Benefit Plan

During 1998, the Company settled its post-retirement obligation with employees by providing a cash settlement for vested benefits up until the plan was suspended. The loss associated with this settlement was $118,859 and is included in the accompanying consolidated statement of income.

The following table sets forth the change in the Company's plan assets and funded status at December 31:
                                                      1998          1997
                                                  ----------    ----------
Plan assets at fair value, beginning of year      $  110,919    $  100,406
Actual return on plan assets                           6,932         7,166
Contributions                                         80,231         3,347
Benefits paid                                       (198,082)            -
                                                  ----------    ----------
Plan assets at fair value, end of year                     -       110,919
                                                  ----------    ----------
Benefit obligation, beginning of year                163,096       133,376
Actuarial loss                                        24,792        19,526
Interest cost                                         10,194        10,194
Benefits paid                                       (198,082)            -
                                                  ----------    ----------
Benefit obligation, end of year                            -       163,096
                                                  ----------    ----------
Funded status                                              -       (52,177)
Unrecognized net loss from past experience
 different from that assumed                               -        88,433
Additional minimum liability                               -       (88,433)
                                                  ----------    ----------
Prepaid pension cost                              $        -    $  (52,177)
                                                  ==========    ==========

In preparing the above information for the years ended December 31, 1998 and 1997, a 5.99 percent and 6.25 percent discount rate and 5.99 percent and 7.00 percent expected long-term rate of return on plan assets, respectively, was assumed. Plan assets were invested primarily in certificates of deposit of the Bank.

Net periodic pension cost includes the following components:

                                                      1998           1997
                                                   ---------     ---------
Interest cost on projected benefit obligation      $  10,194     $  10,194
Actual return on plan assets                          (6,932)       (7,166)
Net amortization and deferral                              -         5,754
                                                   ---------     ---------
Net periodic pension cost                          $   3,262     $   8,782
                                                   =========     =========

The Bank also sponsors a contributory defined contribution 401(k) plan in which substantially all employees participate. The plan permits employees to make pre-tax contributions, up to a maximum of six percent of annual salary which are matched 50 percent by the Bank. The Bank recorded expense of $15,185 and $14,207 in 1998 and 1997, respectively.

Employee Stock Ownership Plan (ESOP)
------------------------------------

The Company has an ESOP for the benefit of employees who meet the eligibility requirements which include having completed six months service with the Company and having attained age 18. The ESOP Trust purchased 65,596 shares of common stock in the initial public offering with proceeds from a loan from the Company. The Bank makes cash contributions to the ESOP on an annual basis sufficient to enable the ESOP to make the required loan payments to the Company. The loan bears interest at a fixed rate of 8.50 percent with both principal and interest payable in quarterly installments over a ten-year period. The loan is secured by the shares of the stock purchased.

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

Compensation expense for the ESOP was $97,251 and $26,540 for the years ended December 31, 1998 and 1997, respectively. The following table presents the components of the ESOP shares:
                                                      1998           1997
                                                   ---------     ---------
Allocated shares                                       1,641             -

Shares released for allocation                         6,564         1,641

Unreleased shares                                     57,391        63,955
                                                   ---------     ---------
Total ESOP shares                                     65,596        65,596
                                                   =========    ==========
Fair value of unreleased shares                    $ 717,388    $1,071,246
                                                   =========    ==========

Management Recognition and Development Plan (MRDP)
--------------------------------------------------

In February 1998, the Board of Directors adopted a MRDP for certain officers, employees, and directors which was approved by stockholders at the annual meeting held on April 23, 1998. The objective of this Plan is to enable the Company and the Bank to retain its corporate officers, key employees, and directors who have the experience and ability necessary to manage these entities. Directors, officers, and key employees who are selected by members of a Board-appointed committee are eligible to receive benefits under the MRDP. The nonemployee directors of the Company and the Bank serve as trustees for the MRDP which has the responsibility to invest all funds contributed by the Bank to the Trust created for the MRDP.

In December, 1998, the Trust purchased, with funds contributed by the Bank, 32,798 shares of the common stock of the Company, of which 6,560 shares were issued to directors and 26,238 shares were issued to officers and employees. Directors, officers, and employees who terminate their association with the Company shall forfeit the right to any shares which were awarded but not earned.

The Company granted a total of 32,798 shares of common stock on October 1, 1998 of which 8,200 shares became immediately vested under the plan with the remaining shares vesting over a three-year period beginning January 1, 1999. A total of 8,200 shares were vested as of January 1, 1999. The MRDP shares purchased initially are excluded from stockholders' equity. The Company recognizes compensation expense in the amount of fair value of the common stock at the grant date, pro rata over the years during which the shares are earned and recorded as an addition to stockholders' equity. Net compensation expense attributable to the MRDPs amounted to $82,000 for the year ended December 31, 1998.

Stock Option Plan
-----------------

In February 1998, the Board of Directors adopted a Stock Option Plan for the directors, officers, and employees which was approved by stockholders at the annual meeting held on April 23, 1998. An aggregate of 81,995 shares of authorized but unissued common stock of the Company were reserved for future issuance under the plan. The stock options typically have expiration terms of ten years subject to certain extensions and early terminations. The per share exercise price of a stock option shall be, at a minimum, equal to the fair value of a share of common stock on the date the option is granted. Proceeds from the exercise of the stock options are credited to common stock for the aggregate par value, and the excess is credited to additional paid-in capital.

On October 15, 1998, qualified stock options were granted for the purchase of 79,995 shares exercisable at the market price of $10.00 per share. Of the 79,995 shares, certain executive officers were granted options for 35,000 shares of which 50 percent vested immediately with the remainder vesting one year later. Options for the remaining 44,995 shares will vest proportionately over a three-year period beginning October 1, 1999. All options expire ten years from the date of grant. At December 31, 1998, the initial stock options granted remain outstanding with none being exercised.

-----------------

No compensation expense has been recognized with respect to the options granted under the stock option plans. Had compensation expense been determined on the basis of fair value, net income and earnings per share would have been reduced as follows:

Net income:
  As reported                                        $  475,465

  Pro forma                                          $  408,379

Basic earnings per share:
  As reported                                        $     0.63

  Pro forma                                          $     0.54

Diluted earnings per share:
  As reported                                        $     0.63

  Pro forma                                          $     0.54

The following table presents share data related to the outstanding options:

                                                               Weighted-
                                                               average
                                                               Exercise
                                                    1998       Price
                                                   ------      ---------
Outstanding, beginning                                  -            -
  Granted                                          79,995        10.00
  Exercised                                             -            -
  Forfeited                                             -            -
                                                   ------
Outstanding, ending                                79,995      $ 10.00
                                                   ======

15.  COMMITMENTS AND CONTINGENT LIABILITIES

Commitments
-----------

In the normal course of business, the Company makes various commitments which are not reflected in the accompanying financial statements. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheet. The Company's exposure to credit loss in the event of nonperformance by the other parties to the financial instruments is represented by the contractual amounts as disclosed. The Company minimizes its exposure to credit loss under these commitments by subjecting them to credit approval and review procedures and collateral requirements as deemed necessary.

-----------

The off-balance sheet commitments were comprised of the following:

                                                    1998         1997
                                                -----------   ----------
Commitments to extend credit:
  Fixed rate                                    $ 2,336,514   $  214,420
  Variable rate                                   1,490,580      912,059
Standby letters of credit                            14,000       14,000
                                                -----------   ----------
     Total                                      $ 3,841,094   $1,140,479
                                                ===========   ==========

The range of interest rates for variable rate commitments was 6.50 percent to
12.90 percent at December 31, 1998.

At December 31, 1998, the minimum rental commitment for one of the Bank's office facilities is as follows:

                       1999          $  71,622
                       2000             71,622
                       2001             71,622
                       2002             72,286
                       2003             79,580
                    Thereafter         490,744
                                     ---------
                      Total          $ 857,476
                                     =========

Occupancy and equipment expenses include rental expenditures of $65,713 and $58,852 for 1998 and 1997, respectively.

Contingent Liabilities
----------------------

In the normal course of business, the Company is involved in various legal proceedings primarily involving the collection of outstanding loans. None of these proceedings are expected to have a material effect on the consolidated financial position or results of operations of the Company.

16.  DEBT EXTINGUISHMENT

On March 7, 1997, the Bank purchased the Class C bond of the CMO issued by SHFC from a third-party investor. The bond was purchased for $4,929,000 and had a carrying value of $4,073,151. The Bank also accelerated the recognition of deferred debt issuance costs by $107,213, in connection with this transaction. As a result, the Bank recorded a loss on the extinguishment of the Class C bond of $562,525, net of related taxes of $400,537.

17.  CAPITAL REQUIREMENTS

The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. The Office of Thrift Supervision ("OTS") sets forth capital standards applicable to all thrifts. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by the regulators that, if undertaken, could have a direct material effect on the Company's and the Bank's financial statements. Capital adequacy guidelines involve quantitative measures of the Company's and the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's and the Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, Risk-weightings, and other factors.

Quantitative measures established by the regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of Total and Tier I capital (as defined in the regulations) to Risk-weighted assets, and of Tangible and Core Capital (as defined in the regulations) to adjusted assets (as defined). Management believes, as of December 31, 1998, the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 1998, the most recent notification from the Company's and the Bank's primary regulator categorized the Company and the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized they must maintain minimum tangible, core, and Risk-based ratios. There have been no conditions or events since that notification that management believes have changed the Company's or the Bank's category.

The following table reconciles the Company's capital under generally accepted accounting principles to OTS regulatory capital:

                                                     1998           1997
                                                 ------------  ------------
Total capital                                    $ 11,600,436  $ 12,014,933
Unrealized gain on securities                          (2,483)      (12,173)
Net unrealized pre-tax loss on equity
 securities                                           (12,725)       (1,588)
                                                 ------------  ------------
Tier I, core, and tangible capital                 11,585,228    12,001,172

Allowance for loan losses                             441,080       440,982
                                                 ------------  ------------
Risk-based capital                               $ 12,026,308  $ 12,442,154
                                                 ============  ============

The following table sets forth the Company's capital position and minimum requirements as of December 31:

                                        1998                    1997
                               ----------------------  ---------------------
                                   Amount      Ratio       Amount     Ratio
Total Capital                      ------      -----       ------     -----
 (to Risk-weighted Assets)
 -------------------------

Actual                         $ 12,026,308    28.84%  $ 12,442,154   29.61%
For Capital Adequacy Purposes     3,335,770     8.00      3,361,423    8.00
To Be Well Capitalized            4,169,712    10.00      4,201,779   10.00

Tier I Capital
 (to Risk-weighted Assets)
 -------------------------

Actual                         $ 11,585,228    27.78%  $ 12,001,172   28.56
For Capital Adequacy Purposes     1,667,885     4.00      1,680,712    4.00
To Be Well Capitalized            2,501,827     6.00      2,521,067    6.00

Core Capital
 (to Adjusted Assets)
 --------------------

Actual                         $ 11,585,228    12.93%  $ 12,001,172   13.59%
For Capital Adequacy Purposes     3,584,300     3.00      2,649,447    3.00
To Be Well Capitalized            4,480,375     5.00      4,415,744    5.00

Tangible Capital
 (to Adjusted Assets)
 --------------------

Actual                         $ 11,585,228    12.93%  $ 12,001,172   13.59%
For Capital Adequacy Purposes     2,688,225     1.50      1,324,723    1.50
To Be Well Capitalized                  N/A      N/A            N/A     N/A

Prior to the enactment of the Small Business Job Protection Act discussed in
Note 13, the Bank accumulated approximately $4,475,000 of retained earnings at December 31, 1998, which amount represents allocations of income to bad debt deductions for tax purposes only. Since this amount represents the accumulated bad debt reserves prior to 1988, no provision for federal income tax has been made for such amount. If any portion of this amount is used other than to absorb loan losses (which is not anticipated), the amount will be subject to federal income tax at the current corporate rate.

18.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of the Company's financial instruments at December 31, are as follows:

                                      1998                       1997
                           -------------------------  ------------------------
                              Carrying      Fair        Carrying       Fair
                               Value        Value         Value        Value
                           ------------  -----------  -----------  -----------
Financial assets:
 Cash and cash equivalents  $ 7,949,082  $ 7,949,082  $ 7,692,283  $ 7,692,283
 Investment securities:
  Available for sale            982,767      982,767      852,829      852,829
  Held to maturity            3,165,963    3,210,263    2,422,926    2,473,368
 Mortgage-backed securities:
  Available for sale          1,480,171    1,480,171    2,129,682    2,129,682
  Held to maturity           15,711,490   15,950,798   14,594,274   14,934,833
 Loans receivable            57,306,942   58,573,000   57,925,275   59,223,000
 FHLB stock                     627,422      627,422      607,022      607,022
 Accrued interest receivable    527,372      527,372      504,589      504,589
                           ------------  -----------  -----------  -----------
   Total                   $87,751,209   $89,300,875  $86,728,880  $88,417,606
                           ===========   ===========  ===========  ===========

Financial liabilities:
 Deposits                  $67,665,946   $68,238,961  $64,513,197  $64,581,428
 Advances by borrowers
  for taxes and insurance    1,090,364     1,090,364    1,128,622    1,128,622
 CMOs                                -             -    1,394,821    1,411,821
 Borrowed funds              8,743,179     8,951,465    8,862,707    8,896,106
 Accrued interest payable       96,904        96,904      116,833      116,833
                           ------------  -----------  -----------  -----------
   Total                   $77,596,393   $78,377,694  $76,016,180  $76,134,810
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

As certain assets such as deferred tax assets and premises and equipment are not considered financial instruments, the estimated fair value of financial instruments would not represent the full value of the Company.

The Company employed simulation modeling in determining the estimated fair value of financial instruments for which quoted market prices were not available based upon the following assumptions:

Cash and Cash Equivalents, Accrued Interest Receivable, FHLB Stock, Advances
----------------------------------------------------------------------------
by Borrowers for Taxes and Insurance, and Accrued Interest Payable
------------------------------------------------------------------

The fair value is equal to the current carrying value.

Investment Securities and Mortgage-backed Securities
----------------------------------------------------

The fair value of these securities is equal to the available quoted market price. If no quoted market price is available, fair value is estimated using the quoted market price for similar securities.

Loans Receivable, Deposits, CMOs, and Borrowed Funds
----------------------------------------------------

The fair value of loans is estimated by discounting the future cash flows using a simulation model which estimates future cash flows based upon current market rates adjusted for prepayment risk and credit quality. Savings, checking, and money market deposit accounts are valued at the amount payable on demand as of year end. Fair values for time deposits, CMOs, and borrowed funds are estimated using a discounted cash flow calculation that applies contractual costs currently being offered in the existing portfolio to current market rates being offered for deposits and notes of similar remaining maturities.

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

19.  CONVERSION AND REORGANIZATION

On April 16, 1997, the Board of Directors of the Bank adopted a Plan of Conversion (the "Conversion") to convert from a federally-chartered mutual savings bank to a federally-chartered stock savings bank and the concurrent formation of a holding company for the Bank. All outstanding capital stock of the Bank was acquired after conversion by the Company. From the proceeds of the Conversion, $8,200 was allocated to common stock and $7,706,808, which is net of $484,493 of conversion costs, was allocated to additional paid-in capital.

As a part of the conversion process, the Company was organized at the direction of the Board of Directors of the Bank for the purpose of acquiring all of the capital stock to be issued by the Bank in the Conversion. The Company became a bank holding company with its only significant assets being the capital stock of the Bank, which was acquired by exchanging $4,400,000 of the proceeds received in the public offering for all common stock of the Bank and a percentage of the conversion proceeds permitted by the OTS to be retained.

In accordance with regulations, at the time the Bank converted from a mutual savings bank to a stock savings bank, a portion of retained earnings was restricted by establishing a liquidation account. The liquidation account will be maintained for the benefit of eligible account holders who continue to maintain their accounts at the Bank after the Conversion. The liquidation account will be reduced annually to the extent that eligible account holders have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder's interest in the liquidation account. In the event of a complete liquidation of the Bank, each account holder will be entitled to receive a distribution from the liquidation account in an amount proportionate to the current adjusted qualifying balances for accounts then held.

20.  CONDENSED FINANCIAL INFORMATION OF SHS BANCORP, INC. (PARENT COMPANY
     ONLY)

                          CONDENSED BALANCE SHEET

                                                        December 31,
                                                   1998             1997
                                               -----------    -----------
ASSETS
Interest-bearing deposits in other banks       $ 2,144,451    $ 2,635,360
Investment securities available for sale            35,063         46,200
Investment in subsidiary bank                    9,123,616      8,653,200
Loan receivable from ESOP                          600,901        645,501
Other assets                                        47,227         53,774
                                               -----------    -----------
   Total assets                                $11,951,258    $12,034,035
                                               ===========    ===========
LIABILITIES
Management Recognition Plan payable            $   245,980    $         -
Other liabilities                                  104,842         19,102
                                               -----------    -----------
   Total liabilities                               350,822         19,102
                                               -----------    -----------
STOCKHOLDERS' EQUITY                            11,600,436     12,014,933
                                               -----------    -----------
   Total liabilities and stockholders' equity  $11,951,258    $12,034,035
                                               ===========    ===========

20.  CONDENSED FINANCIAL INFORMATION OF SHS BANCORP, INC. (PARENT COMPANY
     ONLY) (CONTINUED)

                      CONDENSED STATEMENT OF INCOME

                                                              For the Period
                                           For the Year        September 30,
                                              Ended                to
                                           December 31,         December 31,
                                              1998                 1997
                                           ------------         ------------
INCOME
 Interest and dividends from investment
  securities                               $   199,366          $   52,525

OPERATING EXPENSES                              59,382               1,850
                                           -----------          ----------

 Income before equity in undistributed
  net income of subsidiary and income
  taxes                                        139,984              50,675
 Equity in undistributed net income of
  subsidiary                                   383,058             153,696
                                           -----------          ----------
  Income before income taxes                   523,042             204,371

 Applicable income taxes                        47,397              19,102
                                           -----------          ----------
NET INCOME                                 $   475,645          $  185,269
                                           ===========          ==========

                       CONDENSED STATEMENT OF CASH FLOWS

                                                              For the Period
                                           For the Year        September 30,
                                              Ended                to
                                           December 31,         December 31,
                                              1998                 1997
                                           ------------         ------------
OPERATING ACTIVITIES
 Net income                                $   475,645          $  185,269
 Adjustments to reconcile net income
  to net cash provided by
  operating activities:
   Undistributed net income of subsidiary     (383,058)           (153,696)
   Other, net                                   52,441             (17,932)
    Net cash provided by operating         -----------          ----------
     activities                                145,028              13,641
                                           -----------          ----------
INVESTING ACTIVITIES
 Purchases of investment securities                  -             (47,788)
 Payments from ESOP                             44,600              10,459
 Purchase of savings bank stock                      -          (4,400,000)
    Net cash provided by (used for)        -----------          ----------
     investing activities                       44,600          (4,437,329)
                                           -----------          ----------
FINANCING ACTIVITIES
 Purchase of treasury stock                   (582,257)                  -
 Dividends paid                                (98,280)                  -
 Proceeds from issuance of common stock              -           7,059,048
                                           -----------          ----------
     Net cash provided by (used for)
      financing activities                    (680,537)          7,059,048
                                           -----------          ----------
     Increase (decrease) in cash              (490,909)          2,635,360

CASH AT BEGINNING OF YEAR                    2,635,360                   -
                                           -----------          ----------
CASH AT END OF YEAR                        $ 2,144,451          $2,635,360
                                           ===========          ==========

                         MARKET FOR COMMON STOCK
                     AND RELATED STOCKHOLDER MATTERS

The Company's common stock began trading on the Over-the-Counter ("OTC") Bulletin Board on October 1, 1997, under the symbol "SHSB". At December 31, 1998, there were 774,798 shares of common stock outstanding and 312 shareholders of record, not including the number of persons or entities whose stock is held in nominee or street name through various brokerage firms or banks. The following table sets forth quarterly high and low closing prices, and dividend per share information. The Company commenced paying a dividend in the third quarter of 1998.

                       QUARTERLY COMMON STOCK DATA

                                   Stock Price
                              ---------------------
                               High           Low          Dividend Per Share
                               ----           ---          ------------------
December 31, 1997             $17.88         $14.75                   -

March 31, 1998                $18.00         $15.75                   -
June 30, 1998                 $18.00         $16.00                   -
September 30, 1998            $16.38         $10.00              $0.065
December 31, 1998             $13.00         $  9.50             $0.065

                           GENERAL INFORMATION

                              ANNUAL MEETING

The Annual Meeting of stockholders of SHS Bancorp, Inc. will be held on April 22, 1999 at 10:00 A.M. at One North Shore Center, Fourth Floor, Pittsburgh, Pennsylvania 15212

                               FORM 10-KSB:

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

DIRECTORS:

Edward W. Preskar
   Chairman of the Board
   Retired, Director of Facilities
   Pittsburgh School District

Thomas F. Angotti
   President and
   Chief Executive Officer

Vincent C. Ashoff
   Executive Vice President and
   Chief Financial Officer

Guy Dille
   Retired, Vice President,
   Treasurer and
   Chief Financial Officer
   Williams and Company, Inc.

George C. Dorsch
   Retired Engineer

Charles W. Hergenroeder, III
   Attorney at Law

OFFICERS OF SHS BANCORP, INC.:

Thomas F. Angotti
   President and
   Chief Executive Officer

Vincent C. Ashoff
   Executive Vice President and
   Chief Financial Officer

Joanne C. Wienand
   Corporate Secretary

MANAGEMENT OF SPRING HILL
SAVINGS BANK:

Thomas F. Angotti
   President and
   Chief Executive Officer

Vincent C. Ashoff
   Executive Vice President and
   Chief Financial Officer

Matthew B. Cruny
   Assistant Vice President and
   Controller

Marilyn E. Daugherty
   Vice President,
   Savings Administration

Michael G. Dyrwal
   Vice President, Lending

Paul F. Hoyson
   Senior Vice President,
   Retail Banking

Joanne C. Wienand
   Vice President,
   Marketing & Personnel and
   Corporate Secretary

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

SPECIAL LEGAL COUNSEL:

Breyer & Associates PC
1100 New York Avenue, N.W.
Suite 700 East
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


-----------------
(a) The operations of the Company's subsidiaries are included in the Company's consolidated financial statements.
(1) A wholly-owned subsidiary of the Company.

                                                                   EXHIBIT 23

                        [LETTERHEAD OF S.R.SNODGRASS]

                       CONSENT OF INDEPENDENT AUDITORS

We consent to the incorporation by reference in the Registration Statement (No. 333-66881) of SHS Bancorp, Inc. on Form S-8 of our report dated February 29, 1999 relating to the consolidated financial statements of SHS Bancorp, Inc. as of December 31, 1998 and 1997 and for the years then ended, which report appears in the December 31, 1998 Annual Report on Form 10-KSB of SHS Bancorp, Inc.

/s/ S.R. Snodgrass

Wexford, PA
March 29, 1999