Form 10QSB
period 1999-03-31
SHS BANCORP INC
filed 1999-05-14
CIK 1041286

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                FORM 10 - QSB


(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 134

                 For the quarterly period ended March 31, 1999

(  )  TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
      ACT

        For the transition period from  ------------  to  -------------

                        Commission File Number  0-22901
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

                  Class:  Common Stock, par value $.01 per share
                        Outstanding at May 6, 1999:  767,962

                              SHS BANCORP, INC.

                                    INDEX
                                                                      Page
                                                                      Number
                                                                      ------
PART I -  FINANCIAL INFORMATION

Item 1.   Financial Statements
          Consolidated Balance Sheet (Unaudited)
          as of March 31, 1999 and December 31, 1998                      3

          Consolidated Statement of Income (Unaudited)
          for the Three Months ended March 31, 1999 and 1998              4

          Consolidated Statement of Comprehensive Income  (Unaudited)
          for the Three Months ended March 31, 1999 and 1998              5

          Consolidated Statement of Cash Flows (Unaudited)
          for the Three Months ended March 31, 1999 and 1998            6-7

          Notes to Unaudited Consolidated Financial Statements            8

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                9-13

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                              14

Item 2.   Changes in Securities                                          14

Item 3.   Default Upon Senior Securities                                 14

Item 4.   Submissions of Matters to a Vote of Security Holder            14

Item 5.   Other Information                                              14

Item 6.   Exhibits and Reports on Form 8 - k                             14

SIGNATURES                                                               14

                                                SHS Bancorp, Inc.
                                      Consolidated Balance Sheet (Unaudited)

                                                                               March 31,        December 31,
                                                                                 1999              1998
                                                                              -----------       -----------
ASSETS
          Cash and due from banks                                             $   549,389       $   892,428
          Interest - bearing deposits with other banks                          5,073,828         6,002,437
          Short - term investments                                                592,309         1,054,217
                                                                              -----------       -----------
                    Cash and cash equivalents                                   6,215,526         7,949,082

          Investment securities available for sale                              2,208,944           982,767
          Investment securities held to maturity (market value
                    of $3,948,621 and $3,210,263)                               3,925,170         3,165,963
          Mortgage - backed securities available for sale                       1,198,419         1,480,171
          Mortgage - backed securities held to maturity (market
                    value of $16,451,365 and $15,950,798)                      16,211,155        15,711,490
          Loans receivable (net of allowance for loan losses of
                    $437,082 and $441,080)                                     57,760,402        57,306,942
          Accrued interest receivable                                             633,010           527,372
          Premises and equipment                                                1,003,376         1,027,639
          Federal Home Loan Bank stock                                            627,422           627,422
          Other assets                                                            655,887           634,695
                                                                              -----------       -----------

                            TOTAL ASSETS                                      $90,439,311       $89,413,543
                                                                              ===========       ===========

LIABILITIES
          Deposits                                                            $69,133,819       $67,665,946
          Advances by borrowers for taxes and insurance                           827,475         1,090,364
          Borrowed funds                                                        8,527,575         8,743,179
          Accrued interest payable                                                114,790            96,904
          Other liabilities                                                       130,456           216,714
                                                                              -----------       -----------
                            TOTAL LIABILITIES                                  78,734,115        77,813,107
                                                                              -----------       -----------

STOCKHOLDERS' EQUITY
          Preferred stock, $.01 par value; 5,000,000 shares
                    authorized; none outstanding                                        -                 -
          Common stock, $.01 par value; 10,000,000 shares
                    authorized, 819,950 issued                                      8,200             8,200
          Additional paid - in capital                                          7,658,795         7,654,255
          Retained earnings - substantially restricted                          5,434,848         5,337,645
          Unallocated shares held by Employee Stock Ownership Plan (ESOP)        (557,500)         (573,910)
          Unallocated shares held by Management Recognition and
                    Development Plan (MRDP)                                      (225,481)         (245,980)
          Accumulated other comprehensive income (loss)                            (8,229)            2,483
          Treasury stock, 46,988 and 45,152 shares at cost                       (605,437)         (582,257)
                                                                              -----------       -----------
                            TOTAL STOCKHOLDERS' EQUITY                         11,705,196        11,600,436
                                                                              -----------       -----------

                            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $90,439,311       $89,413,543
                                                                              ===========       ===========

See accompanying notes to the unaudited consolidated financial statements.

                                                SHS Bancorp, Inc.
                                     Consolidated Statement of Income (Unaudited)

                                                                                Three Months Ended March 31,
                                                                                     1999            1998
                                                                                -----------     -----------
INTEREST AND DIVIDEND INCOME
   Loans receivable                                                             $ 1,198,981     $ 1,220,185
   Interest - bearing deposits with other banks                                      81,273          83,237
   Investment securities                                                             90,550          81,646
   Mortgage - backed securities                                                     287,382         290,988
   Dividends on Federal Home Loan Bank stock                                         10,156           9,729
                                                                                -----------     -----------
            Total interest and dividend income                                    1,668,342       1,685,785
                                                                                -----------     -----------

INTEREST EXPENSE
   Deposits                                                                         779,053         778,786
   Advances by borrowers for taxes and insurance                                      2,998           3,076
   Collateralized mortgage obligation                                                     -          36,836
   Borrowed funds                                                                   131,891         132,887
                                                                                -----------     -----------
            Total interest expense                                                  913,942         951,585
                                                                                -----------     -----------

NET INTEREST INCOME                                                                 754,400         734,200

Provision for loan losses                                                             8,711               -
                                                                                -----------     -----------

NET INTEREST INCOME AFTER PROVISION
   FOR LOAN LOSSES                                                                  745,689         734,200
                                                                                -----------     -----------

NONINTEREST INCOME
   Service charge on deposits                                                        12,930           9,102
   Other income                                                                      13,759          82,492
                                                                                -----------     -----------
            Total noninterest income                                                 26,689          91,594
                                                                                -----------     -----------

NONINTEREST EXPENSE
   Compensation and employee benefits                                               292,984         241,379
   Occupancy and equipment                                                           67,576          68,966
   Professional fees                                                                 30,818          24,600
   Data processing                                                                   58,285          57,181
   Other operating expenses                                                          86,973         102,877
                                                                                -----------     -----------
            Total noninterest expense                                               536,636         495,003
                                                                                -----------     -----------

Income before income taxes                                                          235,742         330,791
Income tax expense                                                                   92,026         127,693
                                                                                -----------     -----------

NET INCOME                                                                      $   143,716     $   203,098
                                                                                ===========     ===========

EARNINGS PER SHARE
   Basic                                                                        $      0.20     $      0.27
   Diluted                                                                             0.20             N/A

WEIGHTED AVERAGE SHARES OUTSTANDING
   Basic                                                                            716,665         756,907
   Diluted                                                                          734,000             N/A
DIVIDENDS PER SHARE                                                             $     0.065               -

See accompanying notes to the unaudited consolidated financial statements.

                                            SHS Bancorp, Inc.
                                 Statement of Comprehensive Income (Unaudited)

                                                                           Three Months Ended March 31,
                                                                           1999                  1998
                                                                    -----------------     -----------------

Net Income                                                                  $ 143,716             $ 203,098
                                                                            ---------             ---------

Other Comprehensive Income, net of tax:
          Unrealized gain (loss) on available-for-sale securities             (10,712)                4,481
          Minimum pension liability adjustment                                      -                (8,545)
                                                                            ---------             ---------

                    Total other comprehensive income (loss)                   (10,712)               (4,064)
                                                                            ---------             ---------

                    Comprehensive income                                    $ 133,004             $ 199,034
                                                                            =========             =========

                                                SHS Bancorp, Inc.
                                  Consolidated Statement of Cash Flows (Unaudited)

                                                                         Three Months Ended March 31,
                                                                             1999              1998
                                                                         -----------       -----------
OPERATING ACTIVITIES
Net Income                                                               $   143,716       $   203,098
Adjustments to reconcile net income to net cash provided
            by operating activities:
            Provision for losses on loans and real estate owned                8,711                 -
            Depreciation and amortization                                     26,901            45,802
            Release of unearned ESOP shares                                   20,950            27,897
            Release of unearned MRP shares                                    20,499                 -
            Increase in accrued interest receivable                         (105,638)          (30,286)
            Increase (decrease) in accrued interest payable                   17,886            (1,728)
            Other, net                                                       (99,821)           31,146
                                                                         -----------       -----------

                   Net cash provided by operating activities                  33,204           275,829
                                                                         -----------       -----------

INVESTING ACTIVITIES
            Investment securities available for sale:
                        Purchases                                         (1,262,535)                -
                        Proceeds from sales                                        -           278,667
                        Maturities and repayments                             22,969                 -
            Investment securities held to maturity:
                        Purchases                                         (1,013,307)         (250,000)
                        Maturities and repayments                            254,100             1,443
            Mortgage - backed securities available for sale:
                        Maturities and repayments                            278,361            84,288
            Mortgage - backed securities held to maturity:
                        Purchases                                         (2,160,820)       (1,355,513)
                        Maturities and repayments                          1,656,956         1,347,940
            Loans receivable:
                        Purchases                                           (375,000)                -
                        Other net (increase) decrease                        (87,171)        1,122,271
            Purchases of premises and equipment, net                               -           (93,445)
                                                                         -----------       -----------

                   Net cash provided by (used for) investing activities   (2,686,447)        1,135,651
                                                                         -----------       -----------

See accompany notes to the unaudited consolidated financial statements.

                                                 SHS Bancorp, Inc.
                          Consolidated Statement of Cash Flows (Unaudited) (Continued)

                                                                          Three Months Ended March 31,
                                                                             1999              1998
                                                                         -----------       -----------
FINANCING ACTIVITIES
            Net increase in deposits                                     $ 1,467,873       $ 1,199,557
            Decrease in advances by borrowers for taxes and insurance       (262,889)         (274,696)
            Collateralized mortgage obligation payments                            -          (424,973)
            Repayment of borrowed funds                                     (215,604)         (702,059)
            Purchase of Treasury Stock                                       (23,180)                -
            Dividends Paid                                                   (46,513)                -
                                                                         -----------       -----------

                    Net cash provided by (used for) financing activities     919,687          (202,171)
                                                                         -----------       -----------

                    Increase (decrease) in cash and cash equivalents      (1,733,556)        1,209,409

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                             7,949,082         7,692,283
                                                                         -----------       -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $ 6,215,526       $ 8,901,692
                                                                         ===========       ===========

SUPPLEMENTAL CASH FLOW DISCLOSURE
            Cash paid during the period for:
                        Interest on deposits and borrowings              $   896,056       $   953,313
                        Income Taxes                                          44,500            65,550

See accompany notes to the unaudited consolidated financial statements.

                                  SHS BANCORP, INC.
                 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The consolidated financial statements of SHS Bancorp, Inc. (the "Company"), includes its wholly-owned subsidiary, Spring Hill Savings Bank, FSB (the "Savings Bank"), and for the periods preceding October 1, 1998, the Savings Bank's wholly-owned subsidiary, Spring Hill Funding Corporation ("SHFC"). SHFC was a limited purpose finance subsidiary that was liquidated in December of 1998 after satisfying the obligations of the bond issuance. All significant intercompany balances and transactions have been eliminated.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not necessarily include all information that would be included in audited financial statements. The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results of operations. All such adjustments are of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1998 which are incorporated in Form 10-KSB.

Certain comparative account balances for 1998 have been reclassified to conform to the 1999 classifications. Such reclassifications did not effect stockholders' equity or net income.

NOTE 2 - EARNINGS PER SHARE

The Company provides dual presentation of Basic and Diluted earnings per share ("EPS"). Basic EPS is computed based upon income available to common shareholders and the weighted average number of common shares outstanding for the period (less the unallocated ESOP shares). Diluted EPS reflects the dilutive effects that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then would share in the earnings of the Company.

Diluted EPS is only reported for periods following October 1998 when the Company initially granted options pursuant to the Stock Option Plan approved by shareholders on April 23, 1998. Prior to that period, the Company maintained a simple capital structure with no dilutive effects on EPS.

                                 SHS BANCORP, INC.
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                             AND RESULTS OF OPERATION

Management's discussion and analysis of financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of the Company. This discussion and analysis may contain certain forward-looking statements within the meaning of federal securities laws. These forward-looking statements consist of estimates with respect to the financial condition and results of operations of the Company. Such forward-looking statements are not guarantees of future performance and are subject to various factors that could cause actual results to differ materially from these estimates. These factors include, but are not limited to, changes in general economic and market conditions and the development of an interest rate environment that adversely affects the interest rate spread or other income anticipated from the Company's operations and assets.


COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 1999 AND DECEMBER 31, 1998

Total assets increased $1,025,000, or 1.1%, from $89,414,000 at December 31, 1998 to $90,439,000 at March 31, 1999. This growth is the result of increases in the total investment portfolio and in the balance of loans receivable. These increases, however, were partially offset by the decrease in cash and cash equivalents. Cash and cash equivalents decreased $1,734,000, or 21.8%, from $7,949,000 at December 31, 1998 to $6,215,000 at March 31, 1999, while the total investment portfolio, inclusive of mortgage-backed securities ("MBS's") and exclusive of short-term investments, increased $2,204,000 or 10.3%, from $21,340,000 at December 31, 1998 to $23,544,000 at March 31, 1999.
During the same period, loans receivable increased $453,000, or 0.8%. The divestment of funds from cash and cash equivalents and the funds received from the increase in deposits were used to fund investment security purchases as well as loan originations.

During the first quarter, total liabilities increased $921,000, or 1.2%, to $78,734,000. Total deposits increased $1,468,000, or 2.2%, during the period. The increase in deposits was partially offset by a general decline in non-deposit liabilities. The decrease in advances by borrowers for taxes and insurance results from a timing difference in the monthly receipt of these escrowed funds from the Savings Bank's mortgage customers and the payment of tax bills on the respective properties.


COMPARISON OF THE RESULTS OF THE OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998

NET INCOME. Net income decreased $59,000 to $144,000 for the three months ended March 31, 1999 compared to $203,000 for the same period in 1998. This decrease was the result of an increase in noninterest expense and a decrease in noninterest income. This, however, was partially offset by an increase in net interest income.


NET INTEREST INCOME. Net interest income increased $20,000, or 2.7%, from $734,000 for the three months ended March 31, 1998 compared to $754,000 for the comparable quarter in 1999. The improved net interest income for the comparable quarters is the result of decreased interest expense, partially offset by a decrease in interest income. The interest rate spread, or the difference between the weighted average yields on interest earning assets and interest bearing liabilities, improved to 2.96% in the first quarter of 1999 compared to 2.85% in the first quarter of 1998. The improvement in the interest rate spread is due to the lower weighted average yield on interest bearing liabilities as a result of the improved liability structure from the payoff of the higher costing CMO debt in October 1998.

INTEREST INCOME. Total interest and dividend income for the first quarter decreased $17,000, or 1.0%, in 1999 as compared to 1998. The decrease in interest income was due to the decrease in the yield earned on these assets. Although the average of interest-earning assets for the quarter ended March 31, 1999 exceeded average interest-earning assets for the same period in 1998 by $1,918,000, the yield earned on these assets declined 25 basis points (0.25%) to 7.65% in 1999 compared to 7.90% in 1998. This reduction in yield is due to interest rates remaining at lower levels since declining in the fourth quarter of 1997.

INTEREST EXPENSE. Total interest expense for the first quarter decreased $38,000, or 4.0%, to $914,000 in 1999, as compared to $952,000 in 1998. This decrease resulted from the difference in interest expense recognized from the CMO debt. As a result of the CMO paying off in October 1998, no interest expense was recognized in 1999 for this higher costing debt, as compared to 1998. Additionally, the lower rate environment resulted in a reduced yield paid on deposits. The weighted average yield on deposit accounts declined 24 basis points (.24%) to 4.51% for the first quarter 1999 compared to 4.74% in 1998. This, however, was offset by growth in deposit balances. Average deposits for the first quarter 1999 increased $3,569,000 to $69,385,000 as compared to $65,816,000 for the comparable quarter in 1998.

PROVISION FOR LOAN LOSSES. No provision for loan losses was charged to earnings for the three months ended March 31, 1998 compared to $9,000 during the first quarter of 1999. The additional provision expensed this quarter was due to the reduction in the allowance for loan losses as a result of net charge-offs of $13,000 realized during the quarter.

NON-INTEREST INCOME. Total non-interest income decreased $65,000, or 70.7%, to $27,000 in 1999, as compared to $92,000 in 1998. The decrease was the result of a one-time gain of $66,000 that was realized on property acquired during the first quarter of 1998. The gain was due to the value of the property exceeding the acquisition cost. The Savings Bank has used the property to open a new branch location.

NON-INTEREST EXPENSE. Total non-interest expense for the first quarter increased by $42,000 to $537,000 in 1999 compared to $495,000 in 1998.
Compensation and employee benefits rose $52,000 in 1999 compared to 1998.
This increase is partly due to $21,000 of expense recognized in the first quarter of 1999 for the MRDP that was adopted on October 1, 1998. This expense represents the market price of SHS Bancorp stock as of the grant date multiplied by the number of shares earned by all eligible employees during the period. Salary expense also increased in part in the first quarter of 1999 as compared to the first quarter of 1998 due to an increase in staffing for the additional branch opened in March of 1998 as well as from general salary increases.

INCOME TAXES. Income tax expense decreased $36,000 to $92,000 in 1999 as a result of the lower level of pre-tax income.


LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of funds are the Savings Bank's deposits, amortization and prepayment of loans, maturities of, and repayments from investment securities, and funds provided from operations. While scheduled loan repayments are a relatively predictable source of funds, loan prepayments and deposit flows are influenced by general interest rates, economic conditions and competition. In light of these exogenous variables and to provide an adequate source of funding for its operations, the Savings Bank maintains a varying level of funds in overnight deposits, as well as a credit facility through the FHLB of Pittsburgh. This available credit arrangement with the FHLB provides for a maximum borrowing capacity of up to $47,776,000 at March 31, 1999. The Savings Bank had outstanding term borrowings from the FHLB of $8,528,000 at March 31, 1999.

Additionally, the Savings Bank is required to maintain long term liquidity in excess of a prescribed minimum regulatory ratio of 4% of net withdrawable accounts. As a matter of practice, the Savings Bank normally maintains liquidity in excess of the regulatory minimum. At March 31, 1999 this ratio was 9.56%.

At March 31, 1999, the Savings Bank had $2,531,000 in outstanding mortgage, credit lines and construction loan commitments. Management believes it has adequate sources to meet its funding requirements.

Management monitors risk-based capital and leverage ratios in order to assess compliance with regulatory guidelines. Management believes, as of March 31, 1999, that the Company and the Savings Bank meet all capital adequacy requirements to which they are subject. At March 31, 1999, the Savings Bank had risk-based capital of 24.02% and a leverage capital ratio of 11.04% of tangible assets. The Company's and Savings Bank's GAAP capital ratios as of the same date were 12.94% and 11.04%, respectively.

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



                                               March 31,              Dec. 31,
                                                 1999                    1998
                                               ---------              --------
                                                  (dollars in thousands)
Loans on nonaccrual basis                      $   1,051              $  1,471
Loans past due 90 days or more
and still accruing                                     -                     -
                                               ---------              --------

     Total nonperforming loans                     1,051                 1,471

Other real estate owned                               64                    41
Repossessed assets                                     -                    11
                                               ---------              --------
Total nonperforming assets                     $   1,115              $  1,523

Nonperforming loans as a percent of net loans      1.82%                 2.57%

Nonperforming assets as a percent
of total assets                                    1.23%                 1.70%
                                               ---------              --------

Restructured loans                             $     103                    39
                                               ---------              --------

Potential problem loans                        $       -              $      -
                                               ---------              --------

During the three months ended March 31, 1999, net loans increased $453,000 and nonperforming loans decreased $420,000 while the allowance for loan losses decreased $4,000. The percentage of allowance for loan losses to loans outstanding decreased slightly to .75% from .76% during the period.

Provisions for loan losses are charged to operations to bring the total allowance for loan losses to a level considered by management to be adequate to provide for estimated losses based on management's evaluation of individual loans, economic factors, past loan loss experiences, changes in the composition and volume of the portfolio, and other relevant factors. Management believes the level of the allowance for loan losses at March 31, 1999 is sufficient; however, there can be no assurance that the current allowance for loan losses will be adequate to absorb all future losses.

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

The following summarizes the plan's five phases and provides a brief description of the progress:


     1. Awareness - Involved Company wide educational initiatives. The internal aspect of this phase is completed and has been expanded to include our customer base.
     2. Assessment - Essentially completed in 1997, this involved a review of all internal systems, equipment, external service dependencies and other third party risks with assignment of ratings for each item as to criticality for the Savings Bank's operations.
     3. Remediation - Involving systems upgrading for year 2000 processing compliance and/or readiness. The Savings Bank is currently in this phase. Mission critical systems are completed and non-mission critical system and equipment renovations and upgrading is underway.
     4. Testing - The Savings Bank is currently in this phase. Substantially complete for mission critical areas.
     5. Implementation - This involves bringing year 2000 compliant and/or ready systems into operation. The Savings Bank and its significant third party service providers are well in to this phase.

From June 1997 through April 30, 1999 the Savings Bank has incurred year 2000 related expenses of $20,000. Additional expenses related to remediation, testing and contingency planning efforts are not anticipated to exceed $17,000 through 1999, inclusive of allocated employee time. Possible contingent costs in the year 2000 are currently estimated at $14,000. A more complete status of management's efforts follows.

Based upon management's year 2000 planning process, the Savings Bank has various levels of year 2000 processing risk in three general areas: (i) Third party service providers, (ii) the Savings Bank's internal computer systems and equipment, and (iii) borrowers of the Savings Bank who are dependent upon computer systems.

(i) THIRD PARTY SERVICE PROVIDERS. As with most financial companies, the Savings Bank is highly dependent on a broad mix of external data service providers and interchanges, however, much of the material data processing of the Savings Bank that could be affected by this problem is provided by a national third party service bureau and, to a lesser extent, two additional third party service providers. Although dependent upon the three companies each is a significant nationally recognized leader in their market. Nevertheless, the Savings Bank is highly dependent upon their progress toward achieving a comprehensive processing solution. A significant component of the Savings Bank's plan is to monitor the progress of the remedial actions that have been implemented and are being implemented by these service providers to achieve proper system functioning. In connection with these efforts, the Savings Bank's primary service provider has reported that substantially all of the necessary remediation was completed as of June 30, 1998. Additionally, the testing process for their system was essentially completed by September 30, 1998. The Savings Bank was actively involved in the testing process, including sending representatives to participate in the user acceptance proxy testing. Testing with our primary service provider also included an on-line connectivity test on August 16, 1998 which involved both the Savings Bank and our service bureau rolling our system dates to March 31, 2000 and conducting sample transaction postings to back-up customer files. The resulting activity reports, transaction postings and interest calculations have been reviewed and revealed no exceptions. User institutions from other regions tested on-line with our service provider on alternate dates and tested other dates in 2000 including the leap year date of February 29, 2000. No exceptions have been noted from these tests either. The other two service providers perform wire services, check processing, securities safekeeping and ATM driving and transaction processing on behalf of the Bank. Both service providers are reporting good remedial progress with significant systems testing completed. An additional important component to the testing process is integration testing, or testing the interface between two of these third party providers. Most of the mission critical third party integration testing has been completed with no reported problems, but the results have not yet been thoroughly reviewed.

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

         Not applicable

ITEM 3.  Defaults Upon Senior Securities

         Not applicable

ITEM 4.  Submission of Matters to a Vote of Security Holders

         Not applicable

ITEM 5.  Other Information

A cash dividend of $0.07 per share has been declared on the common stock for holders of record May 12, 1999 to be paid May 26, 1999.

ITEM 6.  Exhibits and Reports on Form 8-K

        (a) Exhibit 27 - Financial Data Schedule
        (b) No Form 8-K reports were filed during the quarter.



                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     SHS BANCORP, INC.

Date:  May 11, 1999
                                         By:  /s/  Thomas F. Angotti
                                         ---------------------------
                                         Thomas F. Angotti
                                         President and Chief Executive Officer

Date:  May 11, 1999
                                         By:  /s/  Vincent C. Ashoff
                                         ---------------------------
                                         Vincent C. Ashoff
                                         Executive Vice President and
                                         Chief Financial Officer

14