Form 10QSB
period 1999-06-30
SHS BANCORP INC
filed 1999-08-13
CIK 1041286

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                FORM 10 - QSB


 (X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1999


 ( ) TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
     ACT

       For the transition period from                to
                                      --------------   ---------------
                       Commission File Number  0-22901
                       -------------------------------

                              SHS Bancorp, Inc.
              (Exact name of registrant as specified in its charter)

Pennsylvania                                                23-2912920
------------                                                ----------
(State or other jurisdiction of                           (IRS Employer
 incorporation or organization)                            Identification No.)

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

                 Class:  Common Stock, par value $.01 per share
                   Outstanding at August 12, 1999:  767,962

                               SHS BANCORP, INC.

                                      INDEX
                                                             Page

                                                            Number
                                                            ------
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
         Consolidated Balance Sheet (Unaudited)
         as of June 30, 1999 and December 31, 1998             3

         Consolidated Statement of Income (Unaudited)
         for the Six Months ended June 30, 1999 and 1998       4

         Consolidated Statement of Comprehensive Income
         (Unaudited) for the Six Months ended June 30,
         1999 and 1998                                         5

         Consolidated Statement of Income (Unaudited)
         for the Three Months ended June 30, 1999 and 1998     6

         Consolidated Statement of Comprehensive Income
         (Unaudited) for the Three Months ended June 30,
         1999 and 1998                                         7

         Consolidated Statement of Cash Flows (Unaudited)
         for the Six Months ended June 30, 1999 and 1998       8-9

         Notes to Unaudited Consolidated Financial Statements  10

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations         11-17

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                     18

Item 2.  Changes in Securities                                 18

Item 3.  Default Upon Senior Securities                        18

Item 4.  Submissions of Matters to a Vote of Security Holder   18

Item 5.  Other Information                                     18

Item 6.  Exhibits and Reports on Form 8 - K                    18

SIGNATURES                                                     18

                                                  SHS Bancorp, Inc.
                                          Consolidated Balance Sheet (Unaudited)

                                                             June 30,         December 31,
                                                              1999                1998
                                                           -----------        -----------
ASSETS
  Cash and due from banks                                  $   626,046        $   892,428
  Interest - bearing deposits with other banks               5,380,719          6,002,437
  Short - term investments                                   1,095,457          1,054,217
                                                           -----------        -----------
    Cash and cash equivalents                                7,102,222          7,949,082

  Investment securities available for sale                   2,180,876            982,767
  Investment securities held to maturity (market value
    of $2,656,014 and $3,210,263)                            2,663,017          3,165,963
  Mortgage - backed securities available for sale              776,255          1,480,171
  Mortgage - backed securities held to maturity (market
    value of $17,526,729 and $15,950,798)                   17,500,213         15,711,490
  Loans receivable (net of allowance for loan losses of
    $425,572 and $441,080)                                  58,402,972         57,306,942
  Accrued interest receivable                                  575,137            527,372
  Premises and equipment                                       979,228          1,027,639
  Federal Home Loan Bank stock                                 627,400            627,422
  Other assets                                                 365,732            634,695
                                                           -----------        -----------

      TOTAL ASSETS                                         $91,173,052        $89,413,543
                                                           ===========        ===========

LIABILITIES
  Deposits                                                 $69,579,729        $67,665,946
  Advances by borrowers for taxes and insurance              1,234,509          1,090,364
  Borrowed funds                                             8,362,784          8,743,179
  Accrued interest payable                                     108,304             96,904
  Other liabilities                                            142,865            216,714
                                                           -----------        -----------
      TOTAL LIABILITIES                                     79,428,191         77,813,107
                                                           -----------        -----------

STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value; 5,000,000 shares
    authorized; none outstanding                                     -                  -
  Common stock, $.01 par value; 10,000,000 shares
    authorized, 819,950 issued                                   8,200              8,200
  Additional paid - in capital                               7,659,774          7,654,255
  Retained earnings - substantially restricted               5,503,178          5,337,645
  Unallocated shares held by Employee Stock
    Ownership Plan (ESOP)                                     (541,090)          (573,910)
  Unallocated shares held by Management Recognition and
    Development Plan (MRDP)                                   (205,480)          (245,980)
  Accumulated other comprehensive income (loss)                (18,659)             2,483
  Treasury stock, 51,988 and 45,152 shares at cost            (661,062)          (582,257)
                                                           -----------        -----------
      TOTAL STOCKHOLDERS' EQUITY                            11,744,861         11,600,436
                                                           -----------        -----------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $91,173,052        $89,413,543
                                                           ===========        ===========

See accompanying notes to the unaudited consolidated financial statements.

                                             SHS Bancorp, Inc.
                                Consolidated Statement of Income (Unaudited)

                                                                            Six Months Ended June 30,
                                                                            1999                 1998
                                                                          --------             --------
INTEREST AND DIVIDEND INCOME
  Loans receivable                                                     $ 2,380,396          $ 2,403,766
  Interest - bearing deposits with other banks                             156,369              167,516
  Investment securities                                                    180,377              163,621
  Mortgage - backed securities                                             571,734              575,259
  Dividends on Federal Home Loan Bank stock                                 20,223               19,889
                                                                       -----------          -----------
      Total interest and dividend income                                 3,309,099            3,330,051
                                                                       -----------          -----------
INTEREST EXPENSE
  Deposits                                                               1,559,859            1,565,175
  Advances by borrowers for taxes and insurance                              6,212                6,319
  Collateralized mortgage obligation                                             -               62,485
  Borrowed funds                                                           261,711              262,516
                                                                       -----------          -----------
      Total interest expense                                             1,827,782            1,896,495
                                                                       -----------          -----------
NET INTEREST INCOME                                                      1,481,317            1,433,556

Provision for loan losses                                                   27,367                    -
                                                                       -----------          -----------
NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                                                        1,453,950            1,433,556
                                                                       -----------          -----------
NONINTEREST INCOME
  Service charge on deposits                                                25,466               20,694
  Other income                                                              21,169               98,071
                                                                       -----------          -----------
      Total noninterest income                                              46,635              118,765
                                                                       -----------          -----------
NONINTEREST EXPENSE
  Compensation and employee benefits                                       581,699              492,531
  Occupancy and equipment                                                  132,845              135,312
  Professional fees                                                         62,240               54,650
  Data processing                                                          112,919              110,876
  Other operating expenses                                                 182,891              247,439
                                                                       -----------          -----------
      Total noninterest expense                                          1,072,594            1,040,808
                                                                       -----------          -----------
Income before income taxes                                                 427,991              511,513
Income tax expense                                                         166,206              197,316
                                                                       -----------          -----------
NET INCOME                                                             $   261,785          $   314,197
                                                                       ===========          ===========
EARNINGS PER SHARE
  Basic                                                                 $     0.37           $     0.41
  Diluted                                                                     0.36                  N/A

WEIGHTED AVERAGE SHARES OUTSTANDING
  Basic                                                                    714,986              757,454
  Diluted                                                                  726,785                  N/A

DIVIDEND PER SHARE                                                      $     0.14            $     N/A

See accompanying notes to the unaudited consolidated financial statements.

                                                SHS Bancorp, Inc.
                             Consolidated Statement of Comprehensive Income (Unaudited)

                                                                      Six Months Ended June 30,
                                                                     1999                      1998
                                                            --------------------    -------------------

Net Income                                                             $ 261,785              $ 314,197

Other Comprehensive Income, net of tax:
  Unrealized gain (loss) on available-for-sale securities    (17,724)                   812
  Less:  reclassification adjustment for gain included
    in net income                                             (3,418)    (21,142)         -        812
                                                             -------   ---------      -----  ---------
  Minimum pension liability adjustment                                         -                (8,545)
                                                                       ---------             ---------
    Total other comprehensive loss                                       (21,142)               (7,733)
                                                                       ---------             ---------
    Comprehensive income                                               $ 240,643             $ 306,464
                                                                       =========             =========

See accompanying notes to the unaudited consolidated financial statements.
                                                        5

                                                 SHS Bancorp, Inc.
                                    Consolidated Statement of Income (Unaudited)

                                                                           Three Months Ended June 30,
                                                                             1999               1998
                                                                          ----------         ----------
INTEREST AND DIVIDEND INCOME
  Loans receivable                                                       $ 1,181,415        $ 1,183,581
  Interest - bearing deposits with other banks                                75,096             84,279
  Investment securities                                                       89,827             81,975
  Mortgage - backed securities                                               284,352            284,271
  Dividends on Federal Home Loan Bank stock                                   10,067             10,160
                                                                          ----------         ----------
      Total interest and dividend income                                   1,640,757          1,644,266
                                                                          ----------         ----------

INTEREST EXPENSE
  Deposits                                                                   780,806            786,389
  Advances by borrowers for taxes and insurance                                3,214              3,243
  Collateralized mortgage obligation                                               -             25,649
  Borrowed funds                                                             129,820            129,629
                                                                          ----------         ----------
      Total interest expense                                                 913,840            944,910
                                                                          ----------         ----------

NET INTEREST INCOME                                                          726,917            699,356

Provision for loan losses                                                     18,656                  -
                                                                          ----------         ----------

NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                                                            708,261            699,356
                                                                          ----------         ----------

NONINTEREST INCOME
  Service charge on deposits                                                  12,536             11,592
  Other income                                                                 7,410             15,579
                                                                          ----------         ----------
  Total noninterest income                                                    19,946             27,171
                                                                          ----------         ----------

NONINTEREST EXPENSE
  Compensation and employee benefits                                         288,715            251,152
  Occupancy and equipment                                                     65,269             66,346
  Professional fees                                                           31,422             30,050
  Data processing                                                             54,634             53,695
  Other operating expenses                                                    95,918            144,562
                                                                          ----------         ----------
      Total noninterest expense                                              535,958            545,805
                                                                          ----------         ----------

Income before income taxes                                                   192,249            180,722
Income tax expense                                                            74,180             69,623
                                                                          ----------         ----------

NET INCOME                                                                 $ 118,069          $ 111,099
                                                                          ==========         ==========

EARNINGS PER SHARE
  Basic                                                                    $    0.17          $    0.14
  Diluted                                                                       0.16                N/A

WEIGHTED AVERAGE SHARES OUTSTANDING
  Basic                                                                      713,306            758,548
  Diluted                                                                    717,789                N/A

DIVIDEND PER SHARE                                                          $   0.07          $     N/A

See accompanying notes to the unaudited consolidated financial statements.

                                        SHS Bancorp, Inc.
                     Consolidated Statement of Comprehensive Income (Unaudited)

                                                                  Three Months Ended June 30,
                                                                   1999                 1998
                                                           ------------------- --------------------

Net Income                                                           $ 118,069            $ 111,099

Other Comprehensive Income, net of tax:
  Unrealized loss on available-for-sale securities           (7,012)             (3,669)
  Less:  reclassification adjustment for gain included
    in net income                                            (3,418)                  -
                                                           --------            --------

    Total other comprehensive loss                                     (10,430)              (3,669)
                                                                      --------             --------

    Comprehensive income                                             $ 107,639            $ 107,430
                                                                      ========             ========

See accompanying notes to the unaudited consolidated financial statements.

                                   SHS Bancorp, Inc.
                    Consolidated Statement of Cash Flows (Unaudited)

                                                                    Six Months Ended June 30,
                                                                        1999          1998
                                                                    ----------     ----------
  OPERATING ACTIVITIES
  Net Income                                                       $   261,785    $   314,197
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Provision for losses on loans and real estate owned                 27,367              -
    Depreciation and amortization                                       59,656         94,761
    Release of unearned ESOP shares                                     38,339         56,035
    Release of unearned MRDP shares                                      40,500              -
    (Increase) decrease in accrued interest receivable                 (47,765)           274
    Increase (decrease) in accrued interest payable                     11,400        (13,325)
    Other, net                                                         (52,717)       (94,723)
                                                                    ----------     ----------

        Net cash provided by operating activities                      338,565        357,219
                                                                    ----------     ----------

  INVESTING ACTIVITIES
    Investment securities available for sale:
      Purchases                                                     (1,763,165)      (750,000)
      Proceeds from sales                                                    -              -
      Maturities and repayments                                        545,082        553,543
    Investment securities held to maturity:
      Purchases                                                       (749,727)      (500,000)
      Maturities and repayments                                      1,252,673          2,862
    Mortgage - backed securities available for sale:
      Maturities and repayments                                        516,114        206,563
      Proceeds from sales                                              171,959              -
    Mortgage - backed securities held to maturity:
      Purchases                                                     (4,641,929)    (2,774,629)
      Maturities and repayments                                      2,845,489      3,233,342
    Loans receivable:
      Purchases                                                       (375,000)             -
      Other net (increase) decrease                                   (489,397)     1,868,857
    Purchase of Federal Home Loan Bank Stock                                          (20,400)
    Purchases of premises and equipment, net                                 -       (132,266)
                                                                    ----------     ----------

        Net cash provided by (used for) investing activities        (2,687,901)     1,687,872
                                                                    ----------     ----------


  See accompany notes to the unaudited consolidated financial statements.

                                            SHS Bancorp, Inc.
                    Consolidated Statement of Cash Flows (Unaudited) (Continued)

                                                                    Six Months Ended June 30,
                                                                        1999          1998
                                                                    ----------     ----------

  FINANCING ACTIVITIES
      Net increase in deposits                                     $ 1,913,783    $   196,315
      Increase in advances by borrowers for taxes and insurance        144,145         99,284
      Collateralized mortgage obligation payments                            -       (971,142)
      Repayment of borrowed funds                                     (380,395)      (856,498)
      Purchase of Treasury Stock                                       (78,805)             -
      Dividends Paid                                                   (96,252)             -
                                                                    ----------     ----------

        Net cash provided by (used for) financing activities         1,502,476     (1,532,041)
                                                                    ----------     ----------

        Increase (decrease) in cash and cash equivalents              (846,860)       513,050

  CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                     7,949,082      7,692,283
                                                                    ----------     ----------

  CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $ 7,102,222    $ 8,205,333
                                                                    ==========     ==========

  SUPPLEMENTAL CASH FLOW DISCLOSURE
      Cash paid during the period for:
        Interest on deposits and borrowings                        $ 1,816,382    $ 1,909,820
        Income Taxes                                                    89,200        280,800




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

  NOTE 2 - CORPORATE REORGANIZATION

  On July 21, 1999, the Company entered into an Agreement and Plan of Reorganization (the "Agreement") with ESB Financial Corporation ("ESB"), a Pennsylvania corporation headquartered in Ellwood City, Pennsylvania. The Agreement sets forth the terms and conditions under which the Company will merge with and into ESB (the "Merger"). In accordance with the terms, conditions and procedures set forth in the Agreement, each shareholder of the Company will be entitled to receive either $17.80 in cash or 1.30 shares of common stock of ESB for each share of common stock of the Company, subject to an overall requirement that 40% of the outstanding Company common stock be exchanged for cash. The Merger is subject to, among other things, the receipt of requisite regulatory approvals as well as the approval of the shareholders of the Company. In connection with the execution of the Agreement, the Company entered into a Stock Option
  Agreement with ESB whereby the Company granted to ESB an option to purchase up to 115,000 shares of the Company's common stock that is exercisable only upon the occurrence of certain events.

  NOTE 3 - EARNINGS PER SHARE

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

  COMPARISON OF FINANCIAL CONDITION AT JUNE 30,  1999 AND  DECEMBER 31, 1998

  Total assets increased $1,759,000, or 2.0%, from $89,414,000 at December 31, 1998 to $91,173,000 at June 30, 1999. This growth is the result of increases in the total investment portfolio and in the balance of loans receivable. These increases were partially offset by the change in cash and cash equivalents, which decreased $847,000, or 10.7%, from $7,949,000 at December 31, 1998 to $7,102,000 at June 30, 1999. The total investment portfolio, inclusive of mortgage-backed securities ("MBS's") and exclusive of short-term investments, increased $1,780,000 or 8.3%, from $21,340,000 at December 31, 1998 to $23,120,000 at June 30, 1999. During the same period, loans receivable increased $1,096,000, or 1.9%. The divestment of funds from cash and cash equivalents and the funds received from the increase in deposits were used to fund investment security purchases as well as loan originations.

  During the first six months, total liabilities increased $1,615,000, or 2.1%, to $79,428,000. Total deposits increased $1,914,000, or 2.8%, during the period. The increase in deposits was partially offset by a modest decline in non-deposit liabilities, primarily borrowed funds. The increase in advances by borrowers for taxes and insurance results from a timing difference in the monthly receipt of these escrowed funds from the Savings Bank's mortgage customers and the payment of tax bills on the respective properties.

  COMPARISON OF THE RESULTS OF THE OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998

  Net Income. Net income decreased $52,000 to $262,000 for the six months ended June 30, 1999 compared to $314,000 for the same period in 1998.
  This decline was primarily due to a decrease in noninterest income, largely the result of a one time gain on property of $66,000 that was realized in 1998. Additionally, noninterest expense increased in 1999 compared to 1998 but this was partially offset by an increase in net interest income.

  Net Interest Income. Net interest income increased $47,000, or 3.3%, from $1,434,000 for the six months ended June 30, 1998 compared to $1,481,000 for the comparable period in 1999. The improved net interest income for the comparable periods is the result of decreased interest expense, partially offset by a decrease in interest income. The interest rate spread, or the difference between the weighted average yields on interest earning assets and interest bearing liabilities, improved to 2.88% in the first six months of 1999 compared to 2.79% for the same period in 1998 as the yields on assets declined less than the yield costs on liabilities. The improvement in the interest rate spread is due to the lower weighted average yield on interest bearing liabilities as a result of the improved liability structure from the payoff of the higher costing Collateralized Mortgage Obligation ("CMO") debt in October 1998.

  Interest Income. Total interest and dividend income for the first six months decreased $21,000, or 1.0%, in 1999 as compared to 1998. The decrease in interest income was due to the decrease in the yield earned on these assets. Although the average of interest-earning assets for the period ended June 30, 1999 exceeded average interest-earning assets for the same period in 1998 by $2,756,000, the yield earned on these assets declined 29 basis points (0.29%) to 7.54% in 1999 compared to 7.83% in 1998. This reduction in yield is due to the lower reinvestment rates prevalent in the market compared to the yields on the principal repayments on the loan and investment portfolio.

  Interest Expense. Total interest expense for the period decreased $68,000, or 3.6%, to $1,828,000 in 1999, as compared to $1,896,000 in 1998. This decrease resulted from the difference in interest expense recognized on the CMO debt, which was paid-off in October 1998. Additionally, the lower rate environment resulted in a reduced yield paid on deposits. The weighted average yield on deposit accounts declined 28 basis points (.28%) to 4.48% for the first six months of 1999 compared to 4.76% in 1998. This, however, was offset by growth in deposit balances. Average deposits for the first six months of 1999 increased $3,936,000 to $69,914,000 as compared to $65,978,000 for the comparable period in 1998.

  Provision for Loan Losses. No provision for loan losses was charged to earnings for the six months ended June 30, 1998 compared to $27,000 during the same period in 1999. The additional provision expensed this period was due to the reduction in the allowance for loan losses as a result of net charge-offs of $42,000 realized during the period.

  Non-interest Income. Total non-interest income decreased $72,000, or 60.5%, to $47,000 in 1999, as compared to $119,000 in 1998. The decrease was the result of a one-time gain of $66,000 that was realized on property acquired during the first quarter of 1998. The gain was due to the value of the property exceeding the acquisition cost. The Savings Bank has used the property to open a new branch location.

  Non-interest Expense. Total non-interest expense for the first six months increased by $32,000 to $1,073,000 in 1999 compared to $1,041,000 in 1998.
  This resulted primarily from an increase in compensation and employee benefits expense which was partially offset by a decrease in other operating expenses.

  Compensation and employee benefits expense rose $89,000 in 1999 compared to 1998. This increase is partly due to $41,000 of expense recognized in the first six months of 1999 for the Management Recognition and Development Plan ("MRDP") that was adopted on October 1, 1998. This expense represents the market price of SHS Bancorp stock as of the grant date multiplied by the number of shares earned by all eligible employees during the period. Salary expense also increased in part during the first six months of 1999 as compared to the same period in 1998 due to an increase in staffing for the additional branch opened in March of 1998 as well as from general salary increases.

  Other operating expenses decreased $65,000 in 1999 compared to 1998. This decrease in operating expenses is the result of several factors, including: one time expenses incurred last year which were related to opening a new branch; expenses that were recognized in 1998 for the operation of Spring Hill Funding Corp., the CMO, which was dissolved in December 1998; and, a net gain of $10,000 that was recognized in 1999 from the sale of foreclosed property, whereas in 1998, no gain or loss was recognized.

  Income Taxes. Income tax expense decreased $31,000 to $166,000 in 1999 as a result of the lower level of pre-tax income.

  COMPARISON OF THE RESULTS OF THE OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998

  Net Income. Net income increased $7,000 to $118,000 for the three months ended June 30, 1999 compared to $111,000 for the same period in 1998. This increase was the result of a decrease in noninterest expense and an increase in net interest income that were, in part, offset by a decrease in noninterest income.

  Net Interest Income. Net interest income increased $28,000, or 3.9%, from $699,000 for the three months ended June 30, 1998 compared to $727,000 for the comparable quarter in 1999. The improved net interest income for the comparable periods is the result of decreased interest expense. The interest rate spread, or the difference between the weighted average yields on interest earning assets and interest bearing liabilities, improved to 2.80% in the second quarter of 1999 compared to 2.73% for the same period in 1998. The improvement in the interest rate spread is due to the lower weighted average yield on interest bearing liabilities as a result of the improved liability structure from the payoff of the higher costing CMO debt in October 1998.

  Interest Income. Total interest and dividend income for the three months ended June 30, 1999, decreased $3,000, or just 0.2%, as compared to the comparable quarter in 1998. The decrease in interest income was due to the decrease in the yield earned on these assets. The average of interest-earning assets for the quarter ended June 30, 1999 exceeded average interest-earning assets for the same period in 1998 by $3,594,000, however the yield earned on these assets declined by 33 basis points (0.33%) to 7.43% in 1999 compared to 7.76% in 1998. This reduction in yield is due to the lower reinvestment rates prevalent in the current market compared to the yields on the principal repayments on the loan and investment portfolio.

  Interest Expense. Total interest expense for the period decreased $31,000, or 3.3%, to $914,000 in 1999, as compared to $945,000 in 1998.
  This decrease resulted primarily from the difference in interest expense recognized from the CMO debt. As a result of the CMO paying off in October 1998, no interest expense was recognized in 1999 for this higher costing debt. Additionally, the lower rate environment resulted in a reduced yield paid on deposits and borrowed funds. The weighted average yield on deposit accounts declined 33 basis points (0.33%) to 4.45% for the second quarter of 1999 compared to 4.78% in 1998. This, however, was offset by growth in deposit balances. Average deposits for the second quarter of 1999 increased $4,303,000 to $70,443,000 as compared to $66,140,000 for the comparable period in 1998. The weighted average yield on borrowed funds declined 27 basis points (0.27%) to 6.13% in the second quarter of 1999 compared to 1998 that was also offset by higher average balances in 1999 as compared to 1998.

  Provision for Loan Losses. No provision for loan losses was charged to earnings for the quarter ended June 30, 1998 compared to $19,000 during the same period in 1999. The additional provision expensed this period was due to the reduction in the allowance for loan losses as a result of net charge-offs of $29,000 realized during the quarter.

  Non-interest Income. Total non-interest income decreased $7,000, or 25.9%, to $20,000 in 1999, compared to $27,000 in 1998. The decrease was primarily the result of timing differences in the receipt of reimbursable
  loan  origination   expenses (appraisal/inspection fees, credit report fees,
  flood certification fees and satisfaction fees) from customers versus payment for such services. For the quarter ending June 30, 1999, said fees resulted in an expense of $5,000, whereas the same period in 1998 resulted in income of $5,000. This however, was partially offset by a $4,000 gain on the sale of an available-for-sale security that was recognized during the second quarter 1999.

  Non-interest Expense. Total non-interest expense for the second quarter decreased by $10,000 to $536,000 in 1999 compared to $546,000 in 1998. This resulted from a decrease in other operating expenses, which was partially offset by an increase in compensation and employee benefits expense.

  Other operating expenses decreased by $49,000, or 33.8%, in 1999 as compared to 1998. This decrease in operating expenses is the result of several factors, including: one time expenses incurred last year which were related to opening a new branch; expenses that were recognized in 1998 for the operation of Spring Hill Funding Corp., the CMO, which was dissolved in December 1998; and, higher outside service expenses that were incurred in 1998 that were in part related to year 2000 preparations.

  Compensation and employee benefits rose $38,000 in 1999 compared to 1998. This increase is partly due to $20,000 of expense recognized in the second quarter of 1999 for the MRDP that was adopted on October 1, 1998.

  Salary expense also increased during the second quarter of 1999 as compared to the same period in 1998 from general salary increases.

  Income Taxes. Income tax expense increased $4,000 to $74,000 in 1999 as a result of the higher level of pre-tax income.

  LIQUIDITY AND CAPITAL RESOURCES

  The Company's primary sources of funds are the Savings Bank's deposits, amortization and prepayment of loans, maturities of, and repayments from investment securities, and funds provided from operations. While scheduled loan repayments are a relatively predictable source of funds, loan prepayments and deposit flows are influenced by general interest rates, economic conditions and competition. In light of these exogenous variables and to provide an adequate source of funding for its operations, the Savings Bank maintains a varying level of funds in overnight deposits, as well as a credit facility through the FHLB of Pittsburgh. This available credit arrangement with the FHLB provides for a maximum borrowing capacity of up to $53,585,000 at June 30, 1999. The Savings Bank had outstanding term borrowings from the FHLB of $8,363,000 at June 30, 1999.

  Additionally, the Savings Bank is required to maintain long term liquidity in excess of a prescribed minimum regulatory ratio of 4% of net withdrawable accounts. As a matter of practice, the Savings Bank normally maintains liquidity in excess of the regulatory minimum. At June 30, 1999 this ratio was 9.10%.

  At June 30, 1999, the Savings Bank had $4,916,000 in outstanding mortgage, credit lines and construction loan commitments. Management believes it has adequate sources to meet its funding requirements.

  Management monitors risk-based capital and leverage ratios in order to assess compliance with regulatory guidelines. Management believes, as of June 30, 1999, that the Company and the Savings Bank meet all capital adequacy requirements to which they are subject. At June 30, 1999, the Savings Bank had risk-based capital of 24.12% and a leverage capital ratio of 10.98% of tangible assets. The Company's and Savings Bank's GAAP capital ratios as of the same date were 12.88% and 10.98%, respectively.

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

                                                     June 30,          Dec. 31,
                                                      1999               1998
                                                    --------          --------
                                                         (dollars in thousands)
  Loans on nonaccrual basis                         $    944          $  1,471
  Loans past due 90 days or more and still accruing        -                 -

                                                     -------           -------
       Total nonperforming loans                         944             1,471

  Other real estate owned                                 13                41
  Repossessed assets                                      29                11
                                                     -------           -------
  Total nonperforming assets                         $   986             1,523
                                                     -------           -------
  Nonperforming loans as a percent of net loans         1.62%             2.57%
                                                     -------           -------
  Nonperforming assets as a percent of total assets     1.08%             1.70%
                                                     -------           -------
  Restructured loans                                 $    86           $    39
                                                     -------           -------
  Potential problem loans                            $     -           $     -
                                                     -------           -------

  During the six months ended June 30, 1999, net loans increased $1,096,000 and nonperforming loans decreased $527,000 while the allowance for loan losses also decreased $16,000. The percentage of allowance for loan losses to loans outstanding decreased slightly to .72% from .76% during the period.

  Provisions for loan losses are charged to operations to bring the total allowance for loan losses to a level considered by management to be adequate to provide for estimated losses based on management's evaluation of individual loans, economic factors, past loan loss experiences, changes in the composition and volume of the portfolio, and other relevant factors. Management believes the level of the allowance for loan losses at June 30, 1999 is sufficient; however, there can be no assurance that the current allowance for loan losses will be adequate to absorb all future losses.

  YEAR 2000 READINESS

  Many older computer systems, programs and applications use two digits to identify the year. Such systems, if they are not adapted to appropriately identify years beyond 1999, could fail or produce erroneous results by the year 2000. In order to diminish the exposure to this processing risk, the Savings Bank has adopted a multiphase plan for achieving year 2000 readiness. The following summarizes the plan's five phases and provides a brief description of the progress:

     1. Awareness - Involved Company wide educational initiatives. The internal aspect of this phase is completed and has been expanded to include our customer base.
     2. Assessment - Essentially completed in 1997, this involved a review of all internal systems, equipment, external service dependencies and other third party risks with assignment of ratings for each item as to criticality for the Savings Bank's operations.
     3. Remediation - Involved systems upgrading for year 2000 processing compliance and/or readiness. The Savings Bank has completed this phase. Mission critical systems were completed early this year and non-mission critical system and equipment renovations and upgrading was completed early in the second quarter of this year.
     4. Testing - This involved testing and validating the accuracy of results of our internal systems and participating in testing by our primary third party service provider. Additionally, the Savings Bank's other service providers performed their own internal as well as interoperative testing with other third parties and provided documentation of the effectiveness of these tests. The Savings Bank has completed this phase for mission critical operations and is substantially complete for non-mission critical areas.
     5. Implementation - This involves bringing year 2000 compliant and/or ready systems into operation. The Savings Bank and its significant third party service providers are well in to this phase.

  From June 1997 through July 26, 1999 the Savings Bank has incurred year 2000 related expenses of $24,000. Additional expenses related to customer awareness and contingency planning efforts are not anticipated to exceed $15,000 through 1999, inclusive of allocated employee time. Possible contingent costs in the year 2000 are currently estimated at $14,000. A more complete status of management's efforts follows.

  Based upon management's year 2000 planning process, the Savings Bank has various levels of year 2000 processing risk in three general areas:
  (i) Third party service providers, (ii) the Savings Bank's internal computer systems and equipment, and (iii) borrowers of the Savings Bank who are dependent upon computer systems.

  (i) Third party service providers. As with most financial companies, the Savings Bank is highly dependent on a broad mix of external data service providers and interchanges, however, much of the material data processing of the Savings Bank that could be affected by this problem is provided by a national third party service bureau and, to a lesser extent, two additional third party service providers. Although dependent upon the three companies each is a significant nationally recognized leader in their market. Nevertheless, the Savings Bank is highly dependent upon their progress toward achieving a comprehensive processing solution. A significant component of the Savings Bank's plan is to monitor the progress of the remedial actions that have been implemented and are being implemented by these service providers to achieve proper system functioning. In connection with these efforts, the Savings Bank's primary service provider has reported that substantially all of the necessary remediation was completed as of June 30, 1998. Additionally, the testing process for their system was essentially completed by

  September 30, 1998. The Savings Bank was actively involved in the testing process, including sending representatives to participate in the user acceptance proxy testing. Testing with our primary service provider also included an on-line connectivity test on August 16, 1998 which involved both the Savings Bank and our service bureau rolling our system dates to March 31, 2000 and conducting sample transaction postings to back-up customer files. Additionally, a follow-up on-line test was conducted on July 25, 1999 using an on-line test date of January 3, 2000. This recent test allowed the Bank to test all of our branches for connectivity as well as to test the current system upgrade that will be in production at December 31, 1999. The resulting activity reports, transaction postings and interest calculations have been reviewed and revealed no exceptions. User institutions from other regions tested on-line with our service provider on alternate dates and tested other dates in 2000 including the leap year date of February 29, 2000. No exceptions have been noted from these tests either. The other two service providers perform wire services, check processing, securities safekeeping and ATM driving and transaction processing on behalf of the Bank. Both service providers have reported substantially complete remediation and testing. An additional important component to the testing process is integration testing, or testing the interface between two of these third party providers. Mission critical third party integration testing has been completed with no reported year 2000 problems.

  (ii) Internal systems and equipment. Internally, the Savings Bank has tested and determined that mission critical computer hardware and programs are year 2000 ready. Additionally, the Savings Bank has no in-house developed programs or customized software and the only items that remain to be replaced are part of ongoing technological upgrades that are in the normal course of business. As of February 15, 1999, the Savings Bank completed remedial upgrades to mission critical branch platform equipment and conducted tests that verified year 2000 readiness. Testing of upgrades will continue on non-mission critical systems through September 30, 1999.

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

  Despite the Savings Bank's best efforts and high level of preparedness there is, nevertheless, the possibility for some service disruptions related to the year 2000. This risk is due to the Savings Bank's third party service provider dependencies and the significant amount of external data interfaces within the financial industry, including for instance, various customer payroll direct deposit originating sources. Contingency plans have been developed to address the potential problems that may arise. Should year 2000 related failures prove numerous or sustained for indefinite periods there would be a profound impact on the Savings Bank's operations as well as the likelihood of curtailed banking services.

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

           Not applicable

  ITEM 3.  Defaults Upon Senior Securities

           Not applicable

  ITEM 4.  Submission of Matters to a Vote of Security Holders

  a) The Annual Meeting of Stockholders of the Company was held on April 22, 1999.

  b) George C. Dorsch was elected as a director for a three-year term - votes for 643,259; votes withheld 7,200; Edward W. Preskar was elected as a director for a three-year term - votes for 642,709; votes withheld 7,750; Vincent C. Ashoff was elected as a director for a two-year term - votes for 636,059; votes withheld 14,400; and, Charles W. Hergenroeder, III was elected as a director for a one-year term - votes for 641,059; votes withheld 9,400. The terms of Directors: Thomas F. Angotti and Guy Dille continued after the meeting.

  c)  Not applicable

  d)  Not applicable

  ITEM 5.  Other Information

  A cash dividend of $0.07 per share has been declared on the common stock for holders of record August 11, 1999 to be paid August 25, 1999.

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

                                     SHS BANCORP, INC.

  Date:  August 12, 1999             By:  /s/  Thomas F. Angotti
                                     ---------------------------
                                     Thomas F. Angotti
                                     President and Chief Executive Officer

  Date:  August 12, 1999             By:  /s/  Vincent C. Ashoff
                                     ---------------------------
                                     Vincent C. Ashoff
                                     Executive Vice President and
                                     Chief Financial Officer