Form 10QSB
period 1999-09-30
SHS BANCORP INC
filed 1999-11-12
CIK 1041286

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                FORM 10 - QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended September 30, 1999


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

               Class:  Common Stock, par value $.01 per share
                 Outstanding at November 10, 1999:  767,962

                               SHS BANCORP, INC.
                                       INDEX
                                                            Page
                                                            Number
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Consolidated Balance Sheet (Unaudited)
as of September 30, 1999 and December 31, 1998                3

Consolidated Statement of Income (Unaudited)
for the Nine Months ended September  30, 1999 and 1998        4

Consolidated Statement of Comprehensive Income  (Unaudited)
for the Nine Months ended September 30, 1999 and 1998         5

Consolidated Statement of Income (Unaudited)
for the Three Months ended September 30, 1999 and 1998        6

Consolidated Statement of Comprehensive Income  (Unaudited)
for the Three Months ended September 30, 1999 and 1998        7

Consolidated Statement of Cash Flows (Unaudited)
for the Nine Months ended September 30, 1999 and 1998         8-9

Notes to Unaudited Consolidated Financial Statements          10

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations      11-17

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                   18

Item 2.  Changes in Securities                               18

Item 3.  Default Upon Senior Securities                      18

Item 4.  Submissions of Matters to a Vote of Security Holder 18

Item 5.  Other Information                                   18

Item 6.  Exhibits and Reports on Form 8 - K                  18

    SIGNATURES                                               18

                            SHS Bancorp, Inc.
                 Consolidated Balance Sheet (Unaudited)

                                                         September 30,      December 31,
                                                              1999              1998
                                                         ------------       -----------
ASSETS
 Cash and due from banks                                 $    616,234       $   892,428
 Interest - bearing deposits with other banks               1,850,385         6,002,437
 Short - term investments                                   1,087,960         1,054,217
                                                         ------------       -----------
  Cash and cash equivalents                                 3,554,579         7,949,082

 Investment securities available for sale                   3,659,084           982,767
 Investment securities held to maturity (market value
  of $2,643,953 and $3,210,263)                             2,661,492         3,165,963
 Mortgage - backed securities available for sale              751,832         1,480,171
 Mortgage - backed securities held to maturity (market
  value of $17,355,759 and $15,950,798)                    17,388,315        15,711,490
 Loans receivable (net of allowance for loan losses of
  $434,005 and $441,080)                                   61,844,354        57,306,942
 Accrued interest receivable                                  625,042           527,372
 Premises and equipment                                       978,121         1,027,639
 Federal Home Loan Bank stock                                 627,400           627,422
 Other assets                                                 233,339           634,695
                                                         ------------      ------------
          TOTAL ASSETS                                   $ 92,323,558      $ 89,413,543
                                                         ============      ============

LIABILITIES
 Deposits                                                $ 69,919,371      $ 67,665,946
 Advances by borrowers for taxes and insurance                634,579         1,090,364
 Borrowed funds                                             9,695,298         8,743,179
 Accrued interest payable                                     127,492            96,904
 Other liabilities                                            134,182           216,714
                                                         ------------      ------------
          TOTAL LIABILITIES                                80,510,922        77,813,107
                                                         ------------      ------------
STOCKHOLDERS' EQUITY
 Preferred stock, $.01 par value; 5,000,000 shares
  authorized; none outstanding                                      -                 -
 Common stock, $.01 par value; 10,000,000 shares
  authorized, 819,950 issued                                    8,200             8,200
 Additional paid - in capital                               7,667,005         7,654,255
 Retained earnings - substantially restricted               5,524,379         5,337,645
 Unallocated shares held by Employee
  Stock Ownership Plan (ESOP)                                (524,680)         (573,910)
 Unallocated shares held by Management Recognition and
  Development Plan (MRDP)                                    (185,698)         (245,980)
 Accumulated other comprehensive income (loss)                (15,508)            2,483
 Treasury stock, 51,988 and 45,152 shares at cost            (661,062)         (582,257)
                                                         ------------      ------------
          TOTAL STOCKHOLDERS' EQUITY                       11,812,636        11,600,436
                                                         ------------      ------------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $ 92,323,558      $ 89,413,543
                                                         ============      ============

See accompanying notes to the unaudited consolidated financial statements.

                                        SHS Bancorp, Inc.
                          Consolidated Statement of Income (Unaudited)

                                                         Nine Months Ended September 30,
                                                              1999              1998
                                                         ------------       -----------
INTEREST AND DIVIDEND INCOME
 Loans receivable                                        $  3,606,600       $ 3,594,843
 Interest - bearing deposits with other banks                 210,121           250,125
 Investment securities                                        288,613           255,491
 Mortgage - backed securities                                 867,847           849,698
 Dividends on Federal Home Loan Bank stock                     30,897            30,168
                                                         ------------      ------------
  Total interest and dividend income                        5,004,078         4,980,325
                                                         ------------      ------------
INTEREST EXPENSE
 Deposits                                                   2,337,235         2,356,312
 Advances by borrowers for taxes and insurance                  9,383             9,780
 Collateralized mortgage obligation                                 -            73,141
 Borrowed funds                                               399,429           389,815
                                                         ------------      ------------
  Total interest expense                                    2,746,047         2,829,048
                                                         ------------      ------------
NET INTEREST INCOME                                         2,258,031         2,151,277

Provision for loan losses                                      55,135             9,490
                                                         ------------      ------------
NET INTEREST INCOME AFTER PROVISION
 FOR LOAN LOSSES                                            2,202,896         2,141,787
                                                         ------------      ------------
NONINTEREST INCOME
 Service charge on deposits                                    38,182            32,259
 Other income                                                  25,084           115,390
                                                         ------------      ------------
  Total noninterest income                                     63,266           147,649
                                                         ------------      ------------
NONINTEREST EXPENSE
 Compensation and employee benefits                           843,016           745,193
 Termination of pension plan                                        -           118,859
 Occupancy and equipment                                      195,392           197,217
 Professional fees                                            181,510            75,147
 Data processing                                              167,015           162,969
 Other operating expenses                                     272,335           346,201
                                                         ------------      ------------
  Total noninterest expense                                 1,659,268         1,645,586
                                                         ------------      ------------
Income before income taxes                                    606,894           643,850
Income tax expense                                            274,168           248,074
                                                         ------------      ------------
NET INCOME                                               $    332,726      $    395,776
                                                         ============      ============
EARNINGS PER SHARE

 Basic                                                  $        0.47     $       0.52
 Diluted                                                         0.45              N/A

WEIGHTED AVERAGE SHARES OUTSTANDING
 Basic                                                        714,973          758,258
 Diluted                                                      731,429              N/A

DIVIDEND PER SHARE                                      $        0.21     $      0.065

See accompanying notes to the unaudited consolidated financial statements.

                                   SHS Bancorp, Inc.
                 Consolidated Statement of Comprehensive Income (Unaudited)

                                                                 Nine Months Ended September 30,
                                                                  1999                      1998
                                                         ---------------------     ---------------------
Net Income                                                        $    332,726              $    395,776
                                                                  ------------              ------------
Other Comprehensive Income, net of tax:
 Unrealized gain (loss) on available-for-sale securities  (14,573)                     9,824
 Less:  reclassification adjustment for gain included
  in net income                                            (3,418)     (17,991)            -       9,824
                                                          -------                    -------
 Minimum pension liability adjustment                                        -                    43,108
                                                                  ------------              ------------
  Total other comprehensive income (loss)                              (17,991)                   52,932
                                                                  ------------              ------------
  Comprehensive income                                            $    314,735              $    448,708
                                                                  ============              ============

See accompanying notes to the unaudited consolidated financial statements.

                                                 SHS Bancorp, Inc.
                                   Consolidated Statement of Income (Unaudited)

                                                         Three Months Ended September 30,
                                                              1999              1998
                                                         ------------      ------------
INTEREST AND DIVIDEND INCOME
 Loans receivable                                        $  1,226,205      $  1,191,077
 Interest - bearing deposits with other banks                  53,752            82,609
 Investment securities                                        108,236            91,870
 Mortgage - backed securities                                 296,113           274,439
 Dividends on Federal Home Loan Bank stock                     10,674            10,279
                                                         ------------      ------------
  Total interest and dividend income                        1,694,980         1,650,274
                                                         ------------      ------------
INTEREST EXPENSE
 Deposits                                                     777,376           791,137
 Advances by borrowers for taxes and insurance                  3,171             3,461
 Collateralized mortgage obligation                                 -            10,656
 Borrowed funds                                               137,718           127,299
                                                         ------------      ------------
  Total interest expense                                      918,265           932,553
                                                         ------------      ------------
NET INTEREST INCOME                                           776,715           717,721

Provision for loan losses                                      27,768             9,490
                                                         ------------      ------------
NET INTEREST INCOME AFTER PROVISION
 FOR LOAN LOSSES                                              748,947           708,231
                                                         ------------      ------------
NONINTEREST INCOME
 Service charge on deposits                                    12,716            11,565
 Other income                                                   3,915            17,319
                                                         ------------      ------------
  Total noninterest income                                     16,631            28,884
                                                         ------------      ------------
NONINTEREST EXPENSE
 Compensation and employee benefits                           261,318           252,662
 Termination of pension plan                                        -           118,859
 Occupancy and equipment                                       62,547            61,905
 Professional fees                                            119,272            20,497
 Data processing                                               54,095            52,093
 Other operating expenses                                      89,443            98,762
                                                         ------------      ------------
  Total noninterest expense                                   586,675           604,778
                                                         ------------      ------------
Income before income taxes                                    178,903           132,337
Income tax expense                                            107,962            50,758
                                                         ------------      ------------
NET INCOME                                               $     70,941      $     81,579
                                                         ============      ============
EARNINGS PER SHARE
 Basic                                                   $       0.10      $       0.11
 Diluted                                                         0.10               N/A

WEIGHTED AVERAGE SHARES OUTSTANDING
 Basic                                                        714,947           760,189
 Diluted                                                      739,359               N/A

DIVIDEND PER SHARE                                       $       0.07      $      0.065

See accompanying notes to the unaudited consolidated financial statements.

                                   SHS Bancorp, Inc.
               Consolidated Statement of Comprehensive Income (Unaudited)

                                                                   Three Months Ended Sept. 30,
                                                                  1999                      1998
                                                         ---------------------     ---------------------
Net Income                                                        $     70,941              $     81,579
                                                                  ------------              ------------
Other Comprehensive Income, net of tax:
 Unrealized gain (loss) on available-for-sale securities    3,151                      9,012
 Less:  reclassification adjustment for gain included
  in net income                                                 -        3,151             -       9,012
                                                          -------                    -------
 Minimum pension liability adjustment                                        -                    51,653
                                                                  ------------              ------------

  Total other comprehensive income                                       3,151                    60,665
                                                                  ------------              ------------
  Comprehensive income                                            $     74,092              $    142,244
                                                                  ============              ============

See accompanying notes to the unaudited consolidated financial statements.

                                         SHS Bancorp, Inc.

                         Consolidated Statement of Cash Flows (Unaudited)

                                                         Nine Months Ended September 30,
                                                              1999              1998
                                                         ------------      ------------
OPERATING ACTIVITIES
Net Income                                               $    332,726      $    395,776
Adjustments to reconcile net income to net cash provided
 by operating activities:
 Provision for losses on loans and real estate owned           55,135             9,490
 Depreciation and amortization                                 87,600           138,277
 Release of unearned ESOP shares                               61,980            78,363
 Release of unearned MRDP shares                               60,282                 -
 Increase in accrued interest receivable                      (97,670)          (56,194)
 Increase (decrease) in accrued interest payable               30,588           (11,743)
 Other, net                                                    68,749            19,991
                                                         ------------      ------------
   Net cash provided by operating activities                  599,390           573,960
                                                         ------------      ------------
INVESTING ACTIVITIES
 Investment securities available for sale:
  Purchases                                                (3,263,165)         (750,000)
  Proceeds from sales                                               -                 -
  Maturities and repayments                                   573,701           584,476
 Investment securities held to maturity:
  Purchases                                                  (749,727)         (500,000)
  Maturities and repayments                                 1,254,198             4,307
 Mortgage - backed securities available for sale:
  Maturities and repayments                                   538,492           429,285
  Proceeds from sales                                         171,959                 -
 Mortgage - backed securities held to maturity:
  Purchases                                                (5,630,747)       (4,564,210)
  Maturities and repayments                                 3,943,378         4,851,263
 Loans receivable:
  Purchases                                                  (531,941)                -
   Other net (increase) decrease                           (3,801,606)          890,021
 Purchase of Federal Home Loan Bank Stock                           -           (20,400)
 Purchases of premises and equipment, net                     (23,397)         (135,185)
                                                         ------------      ------------
   Net cash provided by (used for) investing activities    (7,518,855)          789,557
                                                         ------------      ------------


See accompany notes to the unaudited consolidated financial statements.

                                     SHS Bancorp, Inc.
                Consolidated Statement of Cash Flows (Unaudited) (Continued)

                                                         Nine Months Ended September 30,
                                                              1999              1998
                                                         ------------      ------------
FINANCING ACTIVITIES
 Net increase in deposits                                $  2,253,425      $    908,911
 Decrease in advances by borrowers for taxes and insurance   (455,785)         (514,552)
 Collateralized mortgage obligation payments                        -        (1,389,123)
 Proceeds from borrowed funds                               1,500,000                 -
 Repayment of borrowed funds                                 (547,881)       (1,513,462)
 Purchase of Treasury Stock                                   (78,805)                -
 Dividends Paid                                              (145,992)          (49,140)
                                                         ------------      ------------
   Net cash provided by (used for) financing activities     2,524,962        (2,557,366)
                                                         ------------      ------------
   Increase (decrease) in cash and cash equivalents        (4,394,503)       (1,193,849)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR              7,949,082         7,692,283
                                                         ------------      ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD               $  3,554,579      $  6,498,434
                                                         ============      ============
SUPPLEMENTAL CASH FLOW DISCLOSURE
 Cash paid during the period for:
  Interest on deposits and borrowings                    $  2,715,459      $  2,840,791
  Income Taxes                                                114,300           280,800


See accompany notes to the unaudited consolidated financial statements.

                           SHS BANCORP, INC.
           NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The consolidated financial statements of SHS Bancorp, Inc. (the "Company"), includes its wholly-owned subsidiary, Spring Hill Savings Bank, FSB (the Savings Bank"), and for the periods preceding October 1, 1998, the Savings Bank's wholly-owned subsidiary, Spring Hill Funding Corporation ("SHFC"). SHFC was a limited purpose finance subsidiary that was liquidated in December of 1998 after satisfying the obligations of the bond issuance. All significant intercompany balances and transactions have been eliminated.

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

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 1999 AND DECEMBER 31, 1998

Total assets increased $2,910,000, or 3.3%, from $89,414,000 at December 31, 1998 to $92,324,000 at September 30, 1999. This growth is the result of increases in the total investment portfolio and in the balance of loans receivable. These increases were partially offset by the change in cash and cash equivalents, which decreased $4,394,000, or 55.3%, from $7,949,000 at December 31, 1998 to $3,555,000 at September 30, 1999. The total investment portfolio, inclusive of mortgage-backed securities ("MBS's") and exclusive of short-term investments, increased $3,120,000 or 14.6%, from $21,340,000 at December 31, 1998 to $24,460,000 at September 30, 1999. During the same period, loans receivable increased $4,537,000, or 7.9%. The divestment of funds from cash and cash equivalents and the funds received from the increase in deposits and borrowings were used to fund investment security purchases as well as loan originations.

During the nine month period, total liabilities increased $2,698,000, or 3.5%, to $80,511,000. Total deposits and borrowings increased $2,253,000, or 3.3%, and $952,000 or 10.9%, respectively, during the period. These increases were partially offset by a modest decline in non-deposit/non-borrowing liabilities. The decrease in advances by borrowers for taxes and insurance results from a timing difference in the monthly receipt of these escrowed funds from the Savings Bank's mortgage customers and the payment of tax bills on the respective properties.

COMPARISON OF THE RESULTS OF THE OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

Net Income. Net income decreased $63,000 to $333,000 for the nine months ended September 30, 1999 compared to $396,000 for the same period in 1998. This decline was primarily due to a decrease in noninterest income, largely the result of a one time gain on property of $66,000 that was realized in 1998. Despite the decline in net income, net interest income increased in 1999 compared to 1998 but this was partially offset by increases in the provision for loan losses, noninterest expense and income tax expense.

Net Interest Income. Net interest income increased $107,000, or 5.0%, from $2,151,000 for the nine months ended September 30, 1998 compared to $2,258,000 for the comparable period in 1999. The improved net interest income for the comparable periods is the result of increased interest income and decreased interest expense. The interest rate spread, or the difference between the weighted average yields on interest earning assets and interest bearing liabilities, improved to 2.91% for the first nine months of 1999 compared to 2.79% for the same period in 1998 as the yields on assets declined less than the yield costs on liabilities. The improvement in the interest rate spread is due to the lower weighted average yield on interest bearing liabilities as a result of the decline in interest rates and the improved liability structure from the payoff of the higher costing Collateralized Mortgage Obligation ("CMO") debt in October 1998.

Interest Income. Total interest and dividend income for the first nine months increased $24,000, or .5%, in 1999 as compared to 1998. The increase in interest income was due to the increase in average interest earning assets during the period. Although the yield earned on these assets declined 27 basis points (0.27%) to 7.55% in 1999 compared to 7.82% in 1998, the average interest earning assets for the period ended September 30, 1999 exceeded average interest earning assets for the same period of 1998 by $3,428,000. The reduction in yield is due to the lower reinvestment rates prevalent in the market compared to the yields on the principal repayments on the loan and investment portfolio.

Interest Expense. Total interest expense for the period decreased $83,000, or 2.9%, to $2,746,000 in 1999, as compared to $2,829,000 in 1998. This decrease resulted, in part, from the difference in interest expense recognized on the CMO debt, which was paid-off in October 1998. Additionally, the lower rate environment resulted in a reduced yield paid on deposits. The weighted average yield on deposit accounts declined 31 basis points (.31%) to 4.46% for the first nine months of 1999 compared to 4.77% in 1998. Interest expense on deposits increased, however, as the lower yields were offset by growth in deposit balances. Average deposits for the first nine months of 1999 increased $4,052,000 to $70,163,000 as compared to $66,111,000 for the comparable period in 1998.

Provision for Loan Losses. Provision for loan losses of $9,000 was charged to earnings for the nine months ended September 30, 1998 compared to $55,000 during the same period in 1999. The additional provision expensed during 1999 was due to the reduction in the allowance for loan losses as a result of net charge-offs of $62,000 realized during the period.

Non-interest Income. Total non-interest income decreased $85,000, or 57.4%, to $63,000 in 1999, as compared to $148,000 in 1998. The decrease was primarily the result of a one-time gain of $66,000 that was realized on property acquired during the first quarter of 1998. The gain was due to the value of the property exceeding the acquisition cost. The Savings Bank has used the property to open a new branch location.

Non-interest Expense. Total non-interest expense for the first nine months increased by $13,000 to $1,659,000 in 1999 compared to $1,646,000 in 1998. This resulted from an increase in compensation and employee benefits expense as well as an increase in professional fees in connection with the merger. These increases were partially offset by a decrease in other operating expenses and a one-time charge recognized in 1998 to terminate the pension plan.

Compensation and employee benefits expense rose $98,000 in 1999 compared to 1998. This increase is partly due to $60,000 of expense recognized in the first nine months of 1999 for the Management Recognition and Development Plan ("MRDP") that was adopted on October 1, 1998. This expense represents the market price of SHS Bancorp stock as of the grant date multiplied by the number of shares earned by all eligible employees during the period. Salary expense also increased in part during the first nine months of 1999 as compared to the same period in 1998 due to an increase in staffing for the additional branch opened in March of 1998 as well as from general salary increases.

Professional fees increased $106,000 in 1999 compared to 1998. This increase is due to $118,000 of expenses incurred during the first nine months of 1999 for consulting, legal and other service fees recognized in the course of negotiating the merger with ESB and structuring the Agreement.

Other operating expenses decreased $74,000 in 1999 compared to 1998. This decrease in operating expenses is the result of several factors, including: one time expenses incurred last year which were related to opening a new branch; expenses that were recognized in 1998 for the operation of Spring Hill Funding Corp., the CMO which was dissolved in December 1998; and, a net gain of $4,000 that was recognized in 1999 from the sale of foreclosed property, whereas in 1998, no gain or loss was recognized.

Income Taxes. Income tax expense increased $26,000 to $274,000 for the nine months ended September 30, 1999 from $248,000 during the same period in 1998. Although pretax income levels decreased during the period, income tax expense increased as a result of merger related expenses not being deductible for federal tax purposes.


COMPARISON OF THE RESULTS OF THE OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

Net Income. Net income decreased $11,000 to $71,000 for the three months ended September 30, 1999 compared to $82,000 for the same period in 1998. This decrease was the result of a decrease in noninterest income and an increase in income tax expense that were, in part, offset by an increase in net interest income and a decrease in noninterest expense.

Net Interest Income. Net interest income increased $59,000, or 8.2%, from $718,000 for the three months ended September 30, 1998 compared to $777,000 for the comparable quarter in 1999. The improved net interest income for the comparable periods is the result of decreased interest expense and increased interest income. The interest rate spread, or the difference between the weighted average yields on interest earning assets and interest bearing liabilities, improved to 2.97% in the third quarter of 1999 compared to 2.75% for the same period in 1998. The improvement in the interest rate spread is due to liability costs declining more than the average yield on assets as a result of the lower interest rate environment.

Interest Income. Total interest and dividend income for the three months ended September 30, 1999, increased $45,000, or 2.7%, as compared to the comparable quarter in 1998. The increase in interest income was due to the increase in average interest earning assets during the three month period. Although the yield earned on these assets declined 17 basis points (0.17%) to 7.58% in 1999 compared to 7.75% in 1998, the average interest earning assets for the three month period ended September 30, 1999 exceeded average interest earning assets for the same period of 1998 by $4,289,000. The reduction in yield is due to the lower reinvestment rates prevalent in the market compared to the yields on the principal repayments on the loan and investment portfolios.

Interest Expense. Total interest expense for the period decreased $15,000, or 1.6%, to $918,000 in 1999, as compared to $933,000 in 1998. This decrease resulted primarily from a decrease in interest paid on deposit accounts. Interest expense on deposits declined $14,000, or 1.8%, as compared to the comparable quarter in 1998. This decline is attributable to a lower rate environment in which the weighted average yield on deposit accounts declined 37 basis points (0.37%) to 4.42% for the third quarter of 1999 compared to 4.79% in 1998. This, however, was offset by growth in deposit balances. Average deposits for the third quarter of 1999 increased $4,282,000 to $70,660,000 as compared to $66,378,000 for the comparable period in 1998.

Interest expense on borrowed funds increased $11,000, or 8.7%, as compared to the comparable quarter in 1998. This increase was the result of higher levels of average borrowings during the quarter. Average borrowings for the third quarter 1999 increased $1,060,000 to $9,002,000 as compared to $7,942,000 for the comparable period in 1998. This increase, however, was partially offset by a decline in the weighted average yield on borrowed funds. The weighted average yield on borrowed funds declined 29 basis points (0.29%) to 6.12% in the third quarter of 1999 compared to 6.41% in 1998. This overall increase in interest expense on borrowed funds was offset by a decrease in interest expense on the CMO. As a result of the CMO paying off in October 1998, no interest expense was recognized in 1999 for this higher costing debt.

Provision for Loan Losses. Provision for loan losses of $9,000 was charged to earnings for the three months ended September 30, 1998 compared to $28,000 during the same period in 1999. The additional provision expensed during 1999 was due to the reduction in the allowance for loan losses as a result of net charge-offs of $20,000 realized during the period as well as from growth in the loan portfolio.

Non-interest Income. Total non-interest income decreased $12,000, or 41.4%, to $17,000 in 1999, compared to $29,000 in 1998. The decrease was primarily the result of timing differences in the receipt of reimbursable loan origination expenses (appraisal/inspection fees, credit report fees, flood certification fees and satisfaction fees) from customers versus payment for such services. For the quarter ending September 30, 1999, said fees resulted in an expense of $4,000, whereas the same period in 1998 resulted in income of $9,000.


Non-interest Expense. Total non-interest expense for the third quarter decreased by $18,000 to $587,000 in 1999 compared to $605,000 in 1998. This resulted primarily from a decrease in other operating expenses and a one-time charge recognized in 1998 to terminate the pension plan. However, these decreases were partially offset by an increase in compensation and employee benefits expense as well as an increase in professional fees.

Compensation and employee benefits rose $9,000 in 1999 compared to 1998. This increase is due to $20,000 of expense recognized in the third quarter of 1999 for the MRDP that was adopted on October 1, 1998. This increase was partially off-set by a $10,000 decrease to net compensation expense. This decrease was the result of a higher volume of loan originations, for which certain loan origination costs are credited against compensation expense.

Professional fees increased $99,000 in 1999 compared to 1998. This increase is due to $108,000 of expenses incurred during the three month period ending September 30, 1999 for consulting, legal and other service fees recognized in the course of negotiating the merger with ESB and structuring the Agreement.

Other operating expenses decreased by $9,000, or 9.1%, in 1999 as compared to 1998. This decrease in operating expenses is the result of several factors, including: expenses that were recognized in 1998 for the operation of Spring Hill Funding Corp., the CMO which was dissolved in December 1998; and, higher outside service expenses that were incurred in 1998 that were in part related to year 2000 preparations.

Income Taxes. Income tax expense increased $57,000 to $108,000 for the three months ended September 30, 1999 from $51,000 during the same period in 1998. Based upon pretax income of $179,000 for the quarter ended September 30, 1999, the income tax expense represents a 60.3% income tax rate. This escalated rate is the result of merger related expenses not being deductible for federal tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of funds are the Savings Bank's deposits, amortization and prepayment of loans, maturities of, and repayments from investment securities, and funds provided from operations. While scheduled loan repayments are a relatively predictable source of funds, loan prepayments and deposit flows are influenced by general interest rates, economic conditions and competition. In light of these exogenous variables and to provide an adequate source of funding for its operations, the Savings Bank maintains a varying level of funds in overnight deposits, as well as a credit facility through the FHLB of Pittsburgh. This available credit arrangement with the FHLB provides for a maximum borrowing capacity of up to $55,645,000 at September 30, 1999. The Savings Bank had outstanding term borrowings and an open ended repurchase agreement from the FHLB of $8,695,000 and $1,000,000, respectively, at September 30, 1999.

Additionally, the Savings Bank is required to maintain long term liquidity in excess of a prescribed minimum regulatory ratio of 4% of net withdrawable accounts. As a matter of practice, the Savings Bank normally maintains liquidity in excess of the regulatory minimum. At September 30, 1999 this ratio was 5.81%.

At September 30, 1999, the Savings Bank had $3,029,000 in outstanding mortgage, credit lines and construction loan commitments. Management believes it has adequate sources to meet its funding requirements.

Management monitors risk-based capital and leverage ratios in order to assess compliance with regulatory guidelines. Management believes, as of September 30, 1999, that the Company and the Savings Bank meet all capital adequacy requirements to which they are subject. At September 30, 1999, the Savings Bank had risk-based capital of 23.55% and a leverage capital ratio of 10.71% of tangible assets. The Company's and Savings Bank's GAAP capital ratios as of the same date were 12.79% and 10.71%, respectively.

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

                                                      September 30,         Dec. 31,
                                                          1999                1998
                                                      ------------         ----------
                                                           (dollars in thousands)
Loans on nonaccrual basis                              $     1,051         $    1,471
Loans past due 90 days or more and still accruing                -                  -
                                                       -----------         ----------
     Total nonperforming loans                               1,051              1,471
Other real estate owned                                          -                 41
Repossessed assets                                               -                 11
                                                       -----------         ----------
Total nonperforming assets                             $     1,051         $    1,523
                                                       -----------         ----------
Nonperforming loans as a percent of net loans                 1.70%              2.57%
                                                       -----------          ----------
Nonperforming assets as a percent of total assets             1.14%              1.70%
                                                       -----------          ----------
Restructured loans                                     $        86                  39
                                                       -----------          ----------
Potential problem loans                                $         -          $        -
                                                       -----------          ----------

During the nine months ended September 30, 1999, net loans increased $4,537,000 and nonperforming loans decreased $420,000 while the allowance for loan losses also decreased $7,000. The percentage of allowance for loan losses to loans outstanding decreased slightly to .70% from .76% during the period.

Provisions for loan losses are charged to operations to bring the total allowance for loan losses to a level considered by management to be adequate to provide for estimated losses based on management's evaluation of individual loans, economic factors, past loan loss experiences, changes in the composition and volume of the portfolio, and other relevant factors. Management believes the level of the allowance for loan losses at September 30, 1999 is sufficient; however, there can be no assurance that the current allowance for loan losses will be adequate to absorb all future losses.

During the quarter ended September 30, 1999, management of SHS became aware of a mortgage that was inadvertently satisfied which has resulted in an unsecured position of approximately $80,000 with one borrower. This borrower is presently current on all loan payments that are due under the note and management is working to reinstate its mortgage position and to resecure the loan. However, due to intervening judgments, including a pending civil suit of which the borrower is a party, SHS's security interest is potentially jeopardized exposing SHS to possible future losses of up to $80,000. SHS carries insurance that provides indemnification against losses arising from such errors that could reduce the maximum exposure to $50,000 on a pretax
basis.   Despite the uncertainty of resolving its security position, management of SHS does not expect any loss that may arise from such failure and subsequent default by the borrower to have a material impact on its operations.

YEAR 2000 READINESS

Many older computer systems, programs and applications use two digits to identify the year. Such systems, if they are not adapted to appropriately identify years beyond 1999, could fail or produce erroneous results by the year 2000. In order to diminish the exposure to this processing risk, the Savings Bank has adopted a multiphase plan for achieving year 2000 readiness. The following summarizes the plan's five phases and provides a brief description of the progress:

1. Awareness - Involved Company wide educational initiatives. The internal aspect of this phase is completed and has been expanded to include our customer base.
2. Assessment - Essentially completed in 1997, this involved a review of all internal systems, equipment, external service dependencies and other third party risks with assignment of ratings for each item as to criticality for the Savings Bank's operations.
3. Remediation - Involved systems upgrading for year 2000 processing compliance and/or readiness. The Savings Bank has completed this phase. Mission critical systems were completed early this year and non-mission critical system and equipment renovations and upgrading was completed early in the second quarter of this year.
4. Testing - This involved testing and validating the accuracy of results of our internal systems and participating in testing by our primary third party service provider. Additionally, the Savings Bank's other service providers performed their own internal as well as interoperative testing with other third parties and provided documentation of the effectiveness of these tests. The Savings Bank has completed this phase for mission critical operations and is substantially complete for non-mission critical areas.
5. Implementation - This involves bringing year 2000 compliant and/or ready systems into operation. The Savings Bank and its significant third party service providers have substantially completed this phase.

Year 2000 related expenses have been realized since 1997 and in the aggregate have not had a material impact on the Company's operations. Possible contingent costs in the year 2000 are currently estimated at $14,000. A more complete status of management's efforts follows.

Based upon management's year 2000 planning process, the Savings Bank has had various levels of year 2000 processing risk in three general areas: (I) Third party service providers, (ii) the Savings Bank's internal computer systems and equipment, and (iii) borrowers of the Savings Bank who are dependent upon computer systems.

(I) Third party service providers. As with most financial companies, the Savings Bank is highly dependent on a broad mix of external data service providers and interchanges, however, much of the material data processing of the Savings Bank that could be affected by this problem is provided by a national third party service bureau and, to a lesser extent, two additional third party service providers. Although dependent upon the three companies each is a significant nationally recognized leader in their market. Nevertheless, the Savings Bank has been highly dependent upon their progress in achieving comprehensive processing solutions. A significant component of the Savings Bank's plan has been to monitor the progress of the remedial actions that have been implemented by these service providers to achieve proper system functioning. In connection with these efforts, the Savings Bank's primary service provider has reported that substantially all of the necessary remediation was completed as of June 30, 1998. Additionally, the testing process for their system was essentially completed by September 30, 1998. The Savings Bank was actively involved in the testing process, including sending representatives to participate in the user acceptance proxy testing. Testing with our primary service provider also included an on-line connectivity test on August 16, 1998 which involved both the Savings Bank and our service bureau rolling our system dates to March 31, 2000 and conducting sample transaction postings to back-up customer files. Additionally, a follow-up on-line test was conducted on July 25, 1999 using an on-line test date of January 3, 2000. This recent test allowed the Bank to test all of our branches for connectivity as well as to test the current system upgrade that will be in production at December 31, 1999. The resulting activity reports, transaction postings and interest calculations have been reviewed and revealed no exceptions. User institutions from other regions tested on-line with our service provider on alternate dates and tested other dates in 2000 including the leap year date of February 29, 2000. No exceptions have been noted from these tests either. The other two service providers perform wire services, check processing, securities safekeeping and ATM driving and transaction processing on behalf of the Bank. Both service providers have reported substantially complete remediation and testing. An additional important component to the testing process is integration testing, or testing the interface between two of these third party providers. Mission critical third party integration testing has been completed with no reported year 2000 problems.

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

Despite the Savings Bank's best efforts and high level of preparedness there is, nevertheless, the possibility for some service disruptions related to the year 2000. This risks is due to the Savings Bank's third party service provider dependencies and the significant amount of external data interfaces within the financial industry, including for instance, various customer payroll direct deposit originating sources. Contingency plans have been developed to address the potential problems that may arise. Should year 2000 related failures prove numerous or sustained for indefinite periods there would be a profound impact on the Savings Bank's operations as well as the likelihood of curtailed banking services.

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

           Not applicable

ITEM 3.  Defaults Upon Senior Securities

           Not applicable

ITEM 4.  Submission of Matters to a Vote of Security Holders

           Not applicable

ITEM 5.  Other Information

A cash dividend of $0.07 per share has been declared on the common stock for holders of record November 10, 1999 to be paid December 1, 1999.

ITEM 6.  Exhibits and Reports on Form 8-K

           (a)  Exhibit 27 - Financial Data Schedule

           (b) On July 26, 1999, the Company filed a Form 8-K to report that it had entered into an Agreement and Plan of Reorganization with ESB Financial Corporation, a Pennsylvania corporation headquartered in Ellwood City, Pennsylvania. See the note to the consolidated financial statements on the corporate reorganization.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   SHS BANCORP, INC.

Date:  November 12, 1999                         By:  /s/  Thomas F. Angotti
                                                     -----------------------
                                                     Thomas F. Angotti
                                                     President and
                                                     Chief Executive Officer

Date:  November 12, 1999                         By:  /s/  Vincent C. Ashoff
                                                     -----------------------
                                                     Vincent C. Ashoff
                                                     Executive Vice President
                                                     and
                                                     Chief Financial Officer

18